Form 10QSB
period 1996-06-30
USTEL INC
filed 1996-08-20
CIK 919274

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

  (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended June 30, 1996

                                       OR

  ( )   Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934. For the transition period from_____________ to______________


Commission File number 0-24098

                                  UStel, Inc.
       (Exact name of small business issuer as specified in its charter)

          Minnesota                                  95-4362330
(State or other jurisdiction of                      (I.R.S. Employer
incorporation of organization)                       Identification Number)

2775 South Rainbow Blvd., #102
Las Vegas, NV                                        89102
(Address of principal executive offices)             (Zip codes)


                                 (702) 247-7400
                (Issuer's telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.         Yes  X  ;  No
                         ----      -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of issuer's classes of common equity as of the latest practicable date.

       Class                              Outstanding as of August 12, 1996
Common Stock, $.01 par value                          2,024,000 shares

Transitional Small Business Disclosure Format (check one)
Yes      ;     No   X
    -----         -----

                                  USTEL, INC.

                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 1996

PART I      FINANCIAL INFORMATION

  ITEM                                                                              PAGE
 NUMBER         PART I - FINANCIAL INFORMATION                                     NUMBER
   1.           Financial statements

                Condensed Balance Sheets -
                December 31, 1994 and June 30, 1996                                2

                Condensed Statements of Operations -
                Three months and six months ended June 30,
                1996 and the three months and six months
                ended June 30, 1996 and
                June 30, 1995.                                                     4


                Condensed Statement of Changes In
                Stockholders' Equity For The Period
                January 1, 1996 to June 30, 1996.                                  5

                Statements of Cash Flows - Six months ended
                June 30, 1996 and June 30, 1995.                                   6

                Notes to Condensed Financial Statements                            7

   2.           Management's Discussion and Analysis                              12


                PART II - OTHER INFORMATION

                  Items I through 6 do not apply for the quarter ended June 30, 1996

                                  UStel, Inc.
                            CONDENSED BALANCE SHEET


                                                                           December 31,         June 30,
                                                                               1995               1996
                               ASSETS                                       (Audited)          (Unaudited)
  CURRENT ASSETS                                                           -----------         -----------
CASH                                                                       $     1,200         $   650,309
RESTRICTED CASH                                                              3,133,433           2,110,005

ACCOUNTS RECEIVABLE LESS ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $652,000 and
    $564,000, RESPECTIVELY                                                   5,144,502           6,785,540

RELATED PARTY RECEIVABLE                                                       348,519             289,789
PREPAID EXPENSES                                                               506,824             707,967
OTHER ASSETS                                                                   756,220             899,585
                                                                           -----------         -----------
  TOTAL CURRENT ASSETS                                                       9,890,698          11,443,195

FIXED ASSETS

OFFICE FURNITURE & EQUIPMENT                                                 1,440,294           2,204,771
LEASEHOLD IMPROVEMENTS                                                         164,063             168,899
                                                                           -----------         -----------
                                                                             1,604,357           2,373,670
LESS ACCUMULATED DEPRECIATION                                                 (241,176)           (353,451)
                                                                           -----------         -----------
  NET FIXED ASSETS                                                           1,363,181           2,020,219

  OTHER ASSETS

START-UP COSTS, OTHER ASSETS, LESS ACCUMULATED
  AMORTIZATION OF $59,022 and $68,859, RESPECTIVELY                             39,347              29,511
DEFERRED CHARGES                                                               684,805             988,983
                                                                           -----------         -----------
  TOTAL ASSETS                                                             $11,978,031         $14,481,908
                                                                           ===========         ===========


See accompanying notes to condensed financial statements.

                                       UStel, Inc.
                                 CONDENSED BALANCE SHEET

                                                                             December 31,           June 30,
                                                                                 1995                 1996
                          LIABILITIES AND STOCKHOLDERS' EQUITY                (Audited)           (Unaudited)
                                                                            -------------         --------------
  CURRENT LIABILITIES

NOTES PAYABLE TO BANKS                                                      $  2,900,000          $  4,025,691
NOTES PAYABLE TO OTHERS                                                        1,500,000             1,484,000
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                          2,192,479             3,127,054
ACCRUED REVENUE TAXES                                                          1,097,779               231,425
                                                                            ------------          ------------
 TOTAL CURRENT LIABILITIES                                                     7,690,258             8,868,170

 LONG-TERM LIABILITIES

CONVERTIBLE SUBORDINATED DEBENTURES                                              500,000               500,000
                                                                            ------------          ------------
 TOTAL LIABILITIES                                                             8,190,258             9,368,170
                                                                            ------------          ------------

 STOCKHOLDERS' EQUITY

SERIES A & B CONVERTIBLE PREFERRED STOCK                                           6,450                 6,450
COMMON STOCK                                                                      16,000                19,720
ADDITIONAL PAID-IN CAPITAL                                                     6,291,178             7,541,458
ACCUMULATED DEFICIT                                                           (2,525,855)           (2,453,890)
                                                                            ------------          ------------
 TOTAL STOCKHOLDERS' EQUITY                                                    3,787,773             5,113,738
                                                                            ------------          ------------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   $ 11,978,031          $ 14,481,908
                                                                            ============          ============


See accompanying notes to condensed financial statements.

                                          UStel, Inc.
                             CONDENSED STATEMENT OF OPERATIONS
                                         (Unaudited)


                                                        Three Month     Three Month    Six Month     Six Month
                                                           Ended           Ended         Ended         Ended
                                                          June 30,        June 30,      June 30,      June 30,
                                                           1995            1996          1995          1996

                                                        ----------      ----------     ----------   -----------
REVENUES                                                $3,854,239      $5,623,236     $6,996,751   $10,526,503
                                                        ----------      ----------     ----------   -----------

OPERATING EXPENSES

   COST OF SERVICES SOLD                                 2,807,630       3,856,822      5,159,835     7,241,355
   SELLING                                                 322,107         616,893        547,355     1,074,719
   GENERAL AND ADMINISTRATIVE                              638,721         923,343      1,165,074     1,830,340
   DEPRECIATION AND AMORTIZATION                            35,863          61,123         68,318       122,112
                                                        ----------      ----------     ----------   -----------
TOTAL OPERATING EXPENSES                                 3,804,321       5,458,181      6,940,582    10,268,526
                                                        ----------      ----------     ----------   -----------
INCOME FROM OPERATIONS                                      49,918         165,055         56,169       257,978

INTEREST INCOME, NET OF INTEREST EXPENSE                   (10,801)        (94,488)        (8,031)     (186,013)
                                                        ----------      ----------     ----------   -----------

NET INCOME                                                 $39,117         $70,567        $48,138       $71,965
                                                        ==========      ==========     ==========   ===========
PRIMARY PER SHARE AMOUNTS:
NET INCOME                                                   0.024           0.039          0.030         0.041
                                                        ==========      ==========     ==========   ===========
FULLY DILUTED PER SHARE AMOUNTS:
NET INCOME                                                   0.016           0.022          0.020         0.023
                                                        ==========      ==========     ==========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
 PRIMARY                                                 1,600,000       1,788,333      1,600,000     1,763,056
                                                        ==========      ==========     ==========   ===========
 FULLY DILUTED                                           2,450,362       3,199,652      2,441,612     3,118,039
                                                        ==========      ==========     ==========   ===========

See accompanying notes to condensed financial statements.

                                        USTEL, INC.


                   CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                     FOR THE PERIOD JANUARY 1, 1996 THROUGH JUNE 30,1996

                                                                                       ADDITIONAL
                                           PREFERRED STOCK         COMMON STOCK         PAID-IN      ACCUMULATED      TOTAL
                                         SHARES      AMOUNT      SHARES     AMOUNT      CAPITAL        DEFICIT        EQUITY
                                        -------      ------     --------    -------   ----------    -----------    ----------
BALANCE, DECEMBER 31, 1995              645,000      $6,450     1,600,000   $16,000   $6,291,178    ($2,525,855)   $3,787,773

CONVERSION OF DEBT                                                160,000     1,600      798,400                      800,000

COST OF PREFERRED STOCK PLACEMENT                                 112,000     1,120      (47,120)                     (46,000)

ACQUISITION OF SWITCHING EQUIPMENT                                100,000     1,000      499,000                      500,000

NET INCOME FOR PERIOD                                                                                    71,965        71,965

                                        -------      ------     --------    -------   ----------    -----------    ----------
BALANCE, JUNE 30,1996                   645,000      $6,450     1,972,000   $19,720   $7,541,458    ($2,453,890)   $5,113,738
                                        -------      ------     --------    -------   ----------    -----------    ----------

                                  UStel, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                        INCREASE (DECREASE) IN CASH FLOW

                                                       Six Months Ended June 30,
                                                         1995          1996
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------
 CASH FLOW FROM OPERATING ACTIVITIES

 NET INCOME                                           $    48,138   $    71,965
 ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH USED IN
  OPERATING ACTIVITIES:

  DEPRECIATION AND AMORTIZATION                            68,318       122,112
  PROVISION FOR LOSSES ON ACCOUNTS
    RECEIVABLE                                            134,965       244,466
  INCREASE / DECREASE FROM CHANGE IN:
    ACCOUNTS RECEIVABLE                                  (635,558)     (971,818)
    OTHER ASSETS                                         (756,220)     (899,585)
    OTHER RECEIVABLES                                    (472,948)       58,730
    PREPAID EXPENSES                                     (126,620)     (201,143)
    ACCOUNTS PAYABLE AND ACCRUED
      EXPENSES                                            699,326        78,048
    OTHER                                                 (16,490)      (17,473)
                                                      -----------   -----------

 NET CASH USED IN
  OPERATING ACTIVITIES                                 (1,057,089)   (1,514,699)
                                                      -----------   -----------
 CASH FLOW FROM INVESTING ACTIVITIES:
  PURCHASE OF EQUIPMENT                                  (345,312)     (769,313)
                                                      -----------   -----------
 NET CASH USED IN INVESTMENT ACTIVITIES                  (345,312)     (769,313)
                                                      -----------   -----------
 CASH FLOW FROM FINANCING ACTIVITIES:
  PROCEEDS FROM NOTES PAYABLE                           1,450,000    10,868,933
  CONVERSION OF NOTES PAYABLE                                   0       800,000
  PAYMENT ON DEBT                                        (120,000)   (9,759,242)
                                                      -----------   -----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES              1,330,000     1,909,691
                                                      -----------   -----------
 NET DECREASE IN CASH                                     (72,401)     (374,320)
 CASH, BEGINNING OF PERIOD                              3,207,034     3,134,633
                                                      -----------   -----------
 CASH, END OF PERIOD                                  $ 3,134,633   $ 2,760,313
                                                      -----------   -----------

 SUPPLEMENTAL INFORMATION:
 INTEREST PAID                                            $50,222      $242,533
 INCOME TAXES PAID                                            800        12,638

              See accompanying notes to condensed financial statements.

USTEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 1995 and June 30, 1996

1.       Summary of Accounting Policies

The Company

UStel, Inc. (the "Company") was formed on March 11, 1992 as a long distance telephone service provider. The Company offers competitive discounted calling plans which are available to customers in the United States and the international marketplace. On January 12, 1994 the Company effected a recapitalization of its capital stock in connection with its reincorporation merger to Minnesota. In connection with its recapitalization, the Company exchanged all its outstanding common shares (1,000 shares) for 950,000 shares of the reincorporated company's common shares.

Revenue Recognition

Revenue is recognized upon completion of the telephone call.

Fixed Assets

Equipment is stated at cost with depreciation provided over the estimated useful lives of the respective assets on the straight-line basis ranging from five to fifteen years.

Deferred Charges

Deferred charges consist of loan fees, offering costs and certain costs incurred in connection with expanding the Company's market position. Loan fees are amortized over the life of the related loan. Offering costs will be charged against paid-in capital if the proposed offering is consummated. If the proposed offering is not consummated, such costs will be charged to operations during the period it becomes evident that the above-mentioned transaction will not be completed. Costs incurred to expand the Company's market position are amortized over the period of benefit not to exceed twenty-four months. It is the Company's policy to periodically review and evaluate that the benefit associated with these costs are expected to be realized and, therefore, deferral and amortization is justified.

Income Taxes

Income taxes are accounted for under Financial Accounting Standards Board, FAS No. 109, "Accounting For Income Taxes." Under this standard, deferred tax assets and liabilities represent the tax effect, calculated at currently effective rates, of future deductible taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. Timing differences arise principally from using the cash method of accounting for income tax purposes versus the accrual method for financial reporting.

USTEL, INC.

December 31, 1995 and June 30, 1996


Earnings Per Share

Earnings per share are computed based upon the weighted average number of common shares outstanding during the periods. Earnings per share have been computed in the accompanying financial statements after giving recognition to common stock equivalents relating to stock options, warrants and convertible preferred stock that have a dilutive effect on per share earnings.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Risks and Uncertainties

The Company is primarily a non-facilities based inter-exchange carrier that routes customers' calls over a transmission network consisting primarily of dedicated long distance lines secured by the Company from a variety of other carriers. One of these carriers provides the call record information from which the company bills approximately 75% of its customer base. Management believes other carriers could provide the same services on comparable terms.

Concentration of Credit Risks

The Company maintains a majority of its cash balances at one financial institution. Deposits not to exceed $100,000 are insured by the Federal Deposit Insurance Corporation. At June 30, 1996, the Company had uninsured cash in that institution in the amount of $2,640,760.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board
(FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. At the present time, the Company has not determined if it will change its accounting policy for stock-based compensation or only provide the

USTEL, INC.

December 31, 1995 and June 30, 1996


required financial statement disclosures. As such, the impact on the Company's financial position and results of operation is currently unknown.

Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

a.       Cash and Restricted Cash

The carrying amount approximates fair value due to the short maturity of these instruments.

b.       Notes Payable

The fair value of the Company's notes payable is based on quoted market prices for similar debt with similar remaining maturities.

C.       Convertible Debentures

The fair value of the Company's Convertible debentures is estimated based on current market borrowing rates for loans with similar terms and maturities.

Interim Financial Information

The interim financial statements for the six-month and three-month periods ended June 30, 1996 and June 30, 1995, respectively, are unaudited. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair representation of the results of the interim periods. The results of operations for the six-month and three-month periods ended June 30, 1996 and June 30, 1995, respectively, are not necessarily indicative of the results for the entire year.

2.       Deferred Charges

Deferred charges consist of the following:

                                                                        December 31,           June 30,
                                                                            1995                 1996
                                                                        -----------           ---------
      Development costs                                                   $336,690            $ 328,840
      Offering costs                                                       164,792              379,366
      Loan fees                                                             35,000              131,253
      Calling card program                                                 118,157              138,109
      Deposits and others                                                   82,166               82,165
                                                                          --------            ---------
                                                                           736,805            1,059,733
      Accumulated amortization                                            (52,000)             (70,750)
                                                                          --------            ---------
                                                                          $684,805            $ 988,983
                                                                          ========            =========

USTEL, INC.

December 31, 1995 and June 30, 1996


3.       Notes Payable

In June 1995 and September 1995, the Company entered into a revolving credit agreements with a bank that provided for secured borrowings aggregating $1.0 million and $2.1 million, respectively, expiring in July 1996. Borrowings under the agreements bear interest at the bank's prime lending rate. The credit agreements were collateralized by two certificates of deposit at that same bank totalling $2.1 million. In July 1996, this outstanding credit line was paid off by offsetting the outstanding balance against the certificates of deposit used as collateral. Borrowings under the remaining credit agreement amounted to $2.1 million at June 30, 1996.

In December 1995, the Company obtained a Senior Credit Facility ("Credit Facility" and "Line") in the amount of up to $5 million with an asset-based lender. Amounts drawn under the Credit Facility accrue interest at a variable rate equal to the Bank of America Reference Rate plus 2% per annum. The Line is secured by accounts receivable and all of the Company's other assets. Under the Credit Facility, the Company can borrow up to an amount which is the lesser of $5 million or 85% of the Company's eligible receivables. Subject to the $5 million maximum borrowing, in addition to amounts supported by receivables, the Company may borrow on a 36-month term loan basis up to the lesser of $1.5 million or a formula amount based on the fair value of new equipment and the liquidation value of existing equipment. Amounts outstanding under the Credit Facility at June 30, 1996 were $1,925,691.

4.       Short-term Borrowings

During March 1996 the Company borrowed $400,000 from a related party. The notes mature in November 1996 and bear interest at the annual rate of 8%. In June 1996 $116,000 of this borrowing was repaid. Interest is payable at the earlier of maturity or repayment of the full amount borrowed.

During June 1996 the Company borrowed $1,200,000 from an unrelated party. The two-year note bears interest at the annual rate of 12% and is unsecured. Interest is payable at maturity. In conjunction with this loan the Company agreed to issue warrants for acquisition of up to 540,000 of its common shares at a price of $5.00 per share. Warrants for purchase of 120,000 common shares were issuable at the time the loan was funded. Additional warrants become issuable in increments for 60,000 common shares each at intervals of ninety days after funding of the loan so long as the loan remains unpaid.

5.       Related Parties Payable

In October 1995 the Company borrowed $1,500,000 pursuant to the terms of a one-year term loan. Borrowing under the agreement bears interest at 10% per annum on a daily principal balance outstanding during the three calendar months prior to each interest payment date on the first day of each calendar quarter. The agreement calls for the issuance of warrants for the purchase of up to one hundred thousand shares of the Company's common stock at a price of $5.00 per share, exercisable over the term of the loan. The loan is secured by the Company's trade accounts receivable and certain other assets. Borrowings under the credit agreement amounted to $1,500,000 at December 31, 1995. This loan was repaid in January 1996 by the issuance of 160,000 common shares of the Company plus $725,000.

USTEL, INC.

December 31, 1995 and June 30, 1996

In June 1996 the Company acquired title to switching facilities in Beverly Hills, CA from an officer of the company for $678,471. Consideration for the switch was 100,000 shares of the Company's common stock and cancellation of interim advances made by the Company in connection with the upgrading of the switching equipment in the amount of $178,471. At the time the switching equipment was acquired, it had been appraised for approximately $716,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company was formed in March 1992, although the Company did not commence significant operations until January 1993. Since January 1993, the Company's monthly revenues have grown from $10,134 to approximately $1,978,000 in June 1996. In addition, the number of subscribers to the Company's long distance telephone service has grown to approximately 12,500. The Company anticipates a continuing expansion in its customer base and increasing revenues from operations during the next twelve months.

The Company's primary cost is for local access services, which represents the cost of originating and terminating calls through local networks owned and operated by local exchange carriers (LEC) such as USWest and Pacific Bell, combined with the cost of utilizing usage-sensitive long distance transmission facilities and leasing dedicated long distance transmission lines from other carriers. While these costs will continue to rise with UStel's growth, the Company expects the increase as a percentage of revenue to drop as UStel continues to benefit from the economies of scale that the growth brings.

The Company's profit margin depends, among other things, on the volume of its operations and on the mix between use of usage-sensitive transmission facilities and dedicated transmission lines. Initial increases in volume may increase the use of usage-sensitive transmission facilities relative to fixed dedicated transmission facilities. The Company does not expect this to have a significant impact on profit margin due to volume discounts that are available on usage-sensitive transmission facilities and the ability to shift to fixed-rate dedicated transmission facilities at relatively low volumes of activity.

COMPARISON OF RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

During the six-month period ended June 30, 1996 the Company reported income from operations of $257,978 versus income from operations of $56,169 for the six-month period ended June 30, 1995. During the six-month period ended June 30, 1996 the Company reported a net income of $71,965 versus a net income of $48,138 for the six-month period ended June 30, 1995.

Revenues for the six months ended June 30, 1996 were $10,526,503 as compared to $6,996,751 for the six months ended June 30, 1995. The increase in revenues in 1996 is the result of expansion from a customer base of 3,400 at June 30, 1995 to a customer base in excess of 12,500 at June 30, 1996.

Cost of services sold for the six months ended June 30, 1996 was $7,241,355 as compared to $5,159,835 for the six months ended June 30, 1995. The increase in cost of services sold, similar to the increase between periods in revenue, is the result of the expansion in the Company's customer base. Cost of services sold for the six months ended June 30, 1996 was 68.79% of the revenues produced in the first half of 1996. Cost of services sold for the six months ended June 30, 1995 was 73.75% of the revenues produced in the first half of 1995. The Company expects continued improvement in this ratio over the next twelve months due to increasing volume and the accompanying volume discounts from the Company's suppliers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling expenses for the six months ended June 30, 1996 were $1,074,718 as compared to $547,355 for the six months ended June 30, 1995. The increase in selling expenses reflects the costs associated with recruiting the expansion and retention of the Company's customer base from commencement through June 30, 1996. During the next twelve months the Company expects these costs to continue in a manner proportionate to increase as the customer base expands.

General and administrative expenses for the six months ended June 30, 1996 were $1,830,340 as compared to $1,165,074 for the six months ended June 30, 1995. The increase in general and administrative expenses is the result of increased staff and related costs in support of increased revenues being produced by the Company. These costs will continue to increase but at a rate less than that of the increase in revenue.

Depreciation and amortization for the six months ended June 30, 1996 was $122,112 as compared to $68,318 for the six months ended June 30, 1995. Amortization of the Company's start-up cost asset was $9,838 for each of the six-month periods ended June 30, 1996 and June 30, 1995, respectively. Depreciation for the six months ended June 30, 1996 was $112,274 as compared to $58,480 for the six months ended June 30, 1995.

The increase in depreciation is the result of the Company's increasing investments in telephone switching equipment and facilities to handle increased telephone traffic and increased investment in the computer hardware and software that supports the operations of the telephone equipment and related billing activities. The Company's investment in these fixed assets increased from approximately $1,100,000 at June 30, 1995 and approximately $2,205,000 at June 30, 1996.

Interest expense for the six months ended June 30, 1996 was $272,928 as compared to $79,722 for the six months ended June 30, 1995. The Company continues to utilize short-term bank lines of credit to supplement its periodic needs for cash in operations. At June 30, 1996 the Company had outstanding borrowings on such lines of credit in the amount of $2,100,000, after paydown of $1,000,000 principal in March 1996, at interest rates that are tied to the prime rate of interest. In December 1995, the Company obtained a Senior Credit Facility in the amount of up to $5 million. This Credit Facility bears interest at the prime rate plus 2% per annum, with a minimum of $15,000 interest expense per month. Accordingly, interest expense charged for the six months ended June 30, 1996 was $122,752, including amortization of related loan fees over thirty-six months.

Interest income for the six months ended June 30, 1996 was $86,916, principally from the Company's holdings of bank certificates of deposit and accrual of interest on officers loans, as compared to $56,691 for the six months ended June 30, 1995.

COMPARISON OF RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 VERSUS THREE MONTHS ENDED JUNE 30, 1995

During the three-month period ended June 30, 1996 the Company reported income from operations of $165,055 versus income from operations of $49,918 for the three-month period ended June 30, 1995. During the three-month period ended June 30, 1996 the Company reported net income of $70,567 versus a net income of $39,117 for the three-month period ended June 30, 1995.

Revenues for the three months ended June 30, 1996 were $5,623,236 as compared to $3,854,239 for the three months ended June 30, 1995. The increase in revenues in 1996 is the result of expansion from a customer base of 3,400 at

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

June 30, 1995 to a customer base in excess of 12,500 at June 30, 1996.

Cost of services sold for the three months ended June 30, 1996 was $3,856,822 as compared to $2,807,630 for the three months ended June 30, 1995. The increase in cost of services sold, similar to the increase between periods in revenue, is the result of the expansion in the Company's customer base. Cost of services sold for the six months ended June 30, 1996 was 68.59% of the revenues produced in the second quarter of 1996. Cost of services sold for the second quarter of 1995 was 72.85% of the revenues produced in the second quarter of 1995. The Company expects continued improvement in this ratio over the next twelve months due to increasing volume and the accompanying volume discounts from the Company's suppliers.

Selling expenses for the three months ended June 30, 1996 were $616,893 as compared to $322,107 for the three months ended June 30, 1995. The increase in selling expenses reflects the costs associated with recruiting the expansion and retention of the Company's customer base from commencement through June 30, 1996. During the next twelve months the Company expects these costs to continue in a manner proportionate to increase as the customer base expands.

General and administrative expenses for the three months ended June 30, 1996 were $923,343 as compared to $638,721 for the three months ended June 30, 1995. The increase in general and administrative expenses is the result of increased staff and related costs in support of increased revenues being produced by the Company. These costs will continue to increase but at a rate less than that of the increase in revenue.

Depreciation and amortization for the three months ended June 30, 1996 was $61,123 as compared to $35,863 for the three months ended June 30, 1995. Amortization of the Company's start-up cost asset was $4,919 for each of the three-month periods ended June 30, 1996 and June 30, 1995, respectively. Depreciation for the three months ended June 30, 1996 was $56,204 as compared to $30,944 for the three months ended June 30, 1995.

The increase in depreciation is the result of the Company's increasing investments in telephone switching equipment and facilities to handle increased telephone traffic and increased investment in the computer hardware and software that supports the operations of the telephone equipment and related billing activities. The Company's investment in these fixed assets increased from approximately $1,100,000 at June 30, 1995 and approximately $2,205,000 at June 30, 1996.

Interest expense for the three months ended June 30, 1996 was $148,731 as compared to $38,572 for the six months ended June 30, 1995. The Company continues to utilize short-term bank lines of credit to supplement its periodic needs for cash in operations. At June 30, 1996 the Company had outstanding borrowings on such lines of credit in the amount of $2,100,000, after paydown of $1,000,000 principal in March 1996, at interest rates that are tied to the prime rate of interest. In December 1995, the Company obtained a Senior Credit Facility in the amount of up to $5 million. This Credit Facility bears interest at the prime rate plus 2% per annum, with a minimum of $15,000 interest expense per month. Accordingly, interest expense charged for the three months ended June 30, 1996 was $60,201, including amortization of related loan fees over thirty-six months.

Interest income for the three months ended June 30, 1996 was $54,243, principally from the Company's holdings of bank certificates of deposit, as

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

compared to $27,771 for the three months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital position at June 30, 1996 was approximately $2,550,000. Almost since its inception, the Company has experienced pressure on its working capital position due to operating losses, the need to continually invest in telecommunications equipment and a significant increase in accounts receivable due to growth in operations.

During the first six months of 1996 the Company utilized net cash of $1,514,699 for operating activities and an increase in customer accounts receivable.

The Company is required to pay the costs of providing communications services to its customers, consisting primarily of local access charges for obtaining usage-sensitive transmission capacity or leasing fixed-rate bulk transmission facilities, before the Company receives payment from its customers relating to those costs. Typically, the Company's customers do not pay the Company for its telecommunication services until approximately 100 days following the month in which those services are provided. As a result, the receipt of cash from operations typically lags substantially behind the payment of the costs of providing those services.

At June 30, 1996, the Company's accounts receivable, net of allowance for doubtful accounts, was approximately $6,785,000. In addition, through June 30, 1996, the Company had invested approximately $2,205,000 in switching and related equipment and in computer hardware and software.

To raise funds to meet the periodic cash needs for operations and fixed asset acquisition, the Company has relied in the past on bridge financing in amounts ranging from $100,000 to $1,500,000 at any particular time. Funds from the initial public offering of common stock and the private placement of convertible preferred stock in 1994 enabled the Company, generally, to avoid these short-term bridge financings, other than arrangements with banks for short-term lines of credit. While the Company had borrowings outstanding under such lines of credit in the amount of $2 100,000 at June 30, 1996 after repayment of $1,000,000 principal in March 1996, it also held short-term bank certificates of deposit in the amount of $2,100,000 as of that same date, which amounts were restricted. This bank line of credit was fully drawn at June 30, 1996.

In October 1995 the Company borrowed $1,500,000 pursuant to the terms of a one-year term loan. Borrowing under the agreement bears interest at 10% per annum on a daily principal balance outstanding during the three calendar months prior to each interest payment date on the first day of each calendar quarter. The agreement calls for the issuance of warrants for the purchase of up to one hundred shares of the Company's common stock at a price of $5.00 per share, exercisable over the term of the loan. The loan is secured by the Company's trade accounts receivable and certain other assets. Borrowings under the credit agreement amounted to $1,500,000 at December 31, 1995. This loan was repaid in January 1996 by the issuance of 160,000 common shares of the Company plus $725,000.

In December 1995, the Company obtained a senior credit Facility ("Credit Facility" and "Line") in the amount of up to $5 million with an asset- based lender. Amounts drawn under the Credit Facility accrue interest at a variable rate equal to the Bank of America Reference Rate plus 2% per annum. The Line

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

is secured by accounts receivable and all of the Company's other assets.

Under the Credit Facility, the Company can borrow up to an amount which is the lesser of $5 million or 85% of the Company's eligible receivables. Subject to the $5 million maximum borrowing, in addition to amounts supported by receivables, the Company may borrow on a 36-month term loan basis up to the lesser of $1.5 million or a formula amount based on the fair value of new equipment and the liquidation value of existing equipment. The amount outstanding under the Credit Facility at June 30, 1996 was $1,925,691.

During March 1996 the Company borrowed $400,000 from a related party. The notes mature in November 1996 and bear interest at the annual rate of 8%. In June 1996 $116,000 of this borrowing was repaid. Interest is payable at the earlier of maturity of the notes of repayment of the full amount borrowed.

During June 1996 the Company borrowed $1,200,000 from an unrelated party. The two-year note bears interest at the annual rate of 12% and is unsecured. Interest is payable at maturity. In conjunction with this loan the Company agreed to issue warrants for acquisition of up to 540,000 of its common shares at a price of $5.00 per share. Warrants for purchase of 120,000 common shares were issuable at the time the loan was funded. Additional warrants become issuable in increments for 60,000 common shares each at intervals of ninety days after funding of the loan so long as the loan remains unpaid.

SIGNATURES

in accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as amended.


         USTEL, INC.
         (Registrant)


         DATE: August 16, 1996         /s/  BARRY EPLING
                                       -----------------------------------
                                       Barry Epling
                                       Vice President & Chief Operating
                                       Officer



         DATE: August 16, 1996         /s/  ANDREW J. GREY
                                       -----------------------------------
                                       Andrew J. Grey
                                       Chief Financial Officer


         DATE: August 16, 1996         /s/ RICHARD C. WARD
                                       -----------------------------------
                                       Richard C. Ward
                                       Controller