Form 10KSB/A
period 1995-12-31
USTEL INC
filed 1996-08-28
CIK 919274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           __________________________

                               AMENDMENT NO. 1 TO
                                  FORM 10-KSB
  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1995

                        Commission File Number: 0-24098

                                  USTEL, INC.
                 (Name of Small Business Issuer in its Charter)

          Minnesota                                         95-4362330
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

2775 South Rainbow Blvd., #102, Las Vegas, Nevada 89102         89102
   (Address of Principal Executive Offices)                   (Zip Code)


                                 (702) 247-7400
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

  Common Stock, $0.01 par value per share

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days.
Yes  X  No
   ----   ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenue for its most recent fiscal year:  $16,127,575.

         As of March 27, 1996, the aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the closing sales price at which stock is quoted as of such date as reported by Nasdaq was $3,951,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of March 27, 1996, there were 1,792,000 shares of issuer's Common Stock outstanding.

                                    PART IV

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit Number     Exhibits
    --------------     --------
         (a)           The following exhibits to this Registration Statement are filed herewith:

         1.3           Warrant Agreement with underwriter, Norcross Securities, Inc.(1)

         3.1           Articles of Incorporation(1)

         3.1-a         Statement of Designations, Preferences and Rights of Series A Convertible Preferred Stock(2)

         3.1-b         Statement of Designation and Preferences and Rights, Series B Preferred Stock  (included in Exhibit
                       10.25 below)

         3.2           Bylaws(l)

         4.1           Form of Certificate evidencing shares of Common Stock(1)

         4.2           Form of 12% Convertible Subordinated Debenture(1)

         10.1          Federal Communications Commission Order, Authorization and Certificate dated October 20, 1992(1)

         10.2          Certificate of Public Convenience and Necessity to Resell Intrastate Telecommunications Services in the
                       State of California(1)

         10.3          Carrier Switched Services Agreement between the Company and Wiltel, Inc. dated  March 10, 1993(1)

         10.3.1        Collocate Agreement with WilTel, Inc., January 9, 1995(3)

         10.4          Agreement between the Company and Cyberlink dated December 30, 1993(1)

         10.5          Lease Agreement between the Company and CaliforniaMart, dated June 11, 1993(1)

         10.7          Smart Card License Agreement between the Company and Communications Product  Development Inc.(1)

         10.8          Phone Service Card Agreement between the Company and Globalcom 2000 dated  August 26, 1993(1)

         10.9          Phone Service Card Agreement between the Company and Starcom, Inc. dated  June 28, 1993(1)

         10.10         Agreement between the Company and the Los Angeles County Metropolitan Transportation Authority(1)

         10.11         Agreement between the Company and the Collegiate Stores Cooperative(1)

         10.12         Lease between the Company and U.S. Century Group/Homestead Group  Associates(1)

         10.12-a,b,c   (a) Leases for 3400 square feet in Las Vegas, Rainbow Interim Partners, June 19, 1995; (b) NY Lease
                       Forty-Seventh-Fifth Company, July 1994; (c) PacTel Meridian Systems, Equipment Agreement,
                       April 15, 1994(3)

         10.13         First Amended and Restated Purchase Contract Receipt for Deposit and Escrow  Instructions between the
                       Company and 2721 Street Associates Inc. dated December 9, 1993(1)

         10.14         Installment Collateral Note and Promissory Note between the Company and the Israel Discount Bank,
                       Ltd.(1)

         10.15         $100,000 Promissory Note between Homestead Group Associates and Noam Schwartz dated December 20, 1992(1)

         10.16         $43,948.09 Promissory Note between U.S. Century Group and Noam Schwartz dated March 31, 1993(1)

         10.17         $376,159.48 Promissory Note between U-S.  Century Group and Noam Schwartz(3)




                                       29

                        dated December 31, 1992(l)

         10.18         Employment Agreement between the Company and Noam Schwartz dated February 1, 1994(1)

         10.19         Employment Agreement between the Company and Barry Epling dated December 1, 1993(1)

         10.20         1993 Stock Option Plan(1)

         10.21         Form of 1993 Option Agreement(1)

         10.22         Stock Option Agreement between Noam Schwartz and Barry Epling dated
                       December 1, 1993(1)

         10.23         Stock Option Agreement between David Schwartz and Barry Epling dated
                       December 1, 1993(1)

         10.24         Employment Agreement with Abe Sher, January 4, 1996(3)

         10.25         Consulting Agreement, Integrated Financial Consultants, November 10, 1995, and
                       Supplement and Cancellation of Indebtedness, January 10, 1996(3)

         10.26         Coast Business Credit Agreement, December 21, 1995(3)

         10.27         $1.5 Million Secured Credit Agreement, September 9, 1995(3)

         10.28         Consortium 2000 Agreement, August 5, 1994(3)

         10.29         Subscription Documents, 160 Units, January 15, 1996, Form of(3)

         10.30         Registered Consulting Group Agreement, June 20, 1994(3)

         10.31         Cruttenden Engagement Agreement, October 27, 1995(3)

         10.32         Bank Leumi Line of Credit Agreement dated June 28, 1995(3)

         10.33         Robert L. Diener Consulting Agreements dated November 1, 1995, August 15, 1995(3)

         10.34         Service Agreement with Cardservice International, December 21, 1993(3)

         10.35         Interconnect Agreement, Euronet International, December 17, 1994(3)

         10.36         Marketing Agreement, Gardena Communications, Inc., January 28, 1994(3)

         10.37         Service Agreement, Digital Communications of America, Inc., October 14, 1992(3)

         10.38         Carrier Transport and Switched Services Agreement, December 15, 1993,

         10.39         Telecommunication Services Agreement, WilTel, Inc., July 25, 1994, Confidential Redacted Version.

- ----------

(1) Incorporated by reference to the Company's Registration Statement and Amendments No. 1 through No. 2 on Form SB-2 (Registration No. 33-75210-LA) declared effective June 21, 1994.

(2) Incorporated by reference to the Company's 10-KSB for the year ended December 1994, commission file 0-24098; same exhibit number

(3) Incorporated by reference to the Company's 10-KSB for the year ended December 1995, commission file 0-24098; same exhibit number

(b)      Reports on Form 8-K

         No Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       UStel, Inc.



Date: August 27, 1996                  By  /s/ ROBERT L. B. DIENER
                                         ---------------------------------
                                         Robert L. B. Diener, President/Chief
                                         Executive Officer




         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.



/s/ ROBERT L. B. DIENER                Dated: August 27, 1996    President, Executive Officer,
- ----------------------------------                               and Director (Principal Executive
Robert L. B. Diener                                              Officer)



/s/ WOUTER VAN BIENE                   Dated: August 27, 1996    Executive Vice President, Chief
- ----------------------------------                               Financial Officer and Director
Wouter Van Biene


/s/ BARRY K. EPLING                    Dated: August 27, 1996    Executive Vice President,
- ----------------------------------                               Assistant Secretary and Director
Barry K. Epling


                                       Dated: August __, 1996    Director, Chairman
- ----------------------------------
Royce Diener


/s/ JERRY DACKERMAN                    Dated: August 27, 1996    Executive Vice President,
- ----------------------------------                               Sales, Director
Jerry Dackerman

                                       Dated: August __, 1996    Executive Vice President,
- ----------------------------------                               Director
Noam Schwartz

                                       Dated: August __, 1996    Director
- ----------------------------------
Andrew J. Grey