Form 10QSB
period 1996-09-30
USTEL INC
filed 1996-11-15
CIK 919274

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended September 30, 1996

                                 OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______

Commission File number 0-24098

                            UStel, Inc.
(Exact name of small business issuer as specified in its charter)

 Minnesota                                     95-4362330
(State or other jurisdiction of         (I.R.S. Employer
 incorporation of organization)          Identification Number)

 2775 South Rainbow Blvd., #102
 Las Vegas, NV                                    89102
(Address of principal executive offices)(Zip codes)

 (702) 247-7400
(Issuer's telephone number, including area code)

 Check whether the Registrant (1) has filed all reports require to be filed by
 Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes__X___;No______

 APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of issuer's classes of common equity as of the latest practicable date.

         Class                           Outstanding as of November 4, 1996

 Common Stock, $.01 par value                    2,126,851 shares

 Transitional Small Business Disclosure Format (check one)
          Yes______;No__X___

                                     USTEL, INC.

                            Quarterly Report on Form 10-QSB
                       For the Quarter Ended September 30, 1996

PART I - FINANCIAL INFORMATION

 ITEM                                                         PAGE
NUMBER  PART I - FINANCIAL INFORMATION                       NUMBER

  1.    Financial statements

        Condensed Balance Sheets -
        December 31, 1995 and September 30, 1996                2

        Condensed Statements of Operations -
        Three months and nine months ended September 30,
        1996 and the three months and nine months
        ended September 30, 1995.                               4

        Condensed Statement of Changes In
        Stockholders' Equity For The Period
        January 1, 1996 to September 30, 1996.                  5

        Statements of Cash Flows- Nine months ended
        September 30, 1996 and September 30, 1995.              6

        Notes to Condensed Financial Statements                 7

  2.    Management's Discussion and Analysis                   12

        PART II - OTHER INFORMATION

        Items 1 through 6 do not apply for the quarter ended September 30,
        1996

                    UStel, Inc.
             CONDENSED BALANCE SHEET

                                                   December 31,   September 30,
                                                       1995           1996
                     ASSETS                          (Audited)     (Unaudited)
 CURRENT ASSETS                                    -------------  -------------
 CASH                                               $     1,200    $   394,126
 RESTRICTED CASH                                      3,133,433              0
 ACCOUNTS RECEIVABLE LESS ALLOWANCE FOR
   DOUBTFUL ACCOUNTS OF $329,000 and
   $528,000, RESPECTIVELY                             5,144,502      8,254,265

 RELATED PARTY RECEIVABLE                               348,519        293,817
 PREPAID EXPENSES                                       506,824        551,320
                                                   -------------  -------------
   TOTAL CURRENT ASSETS                               9,134,478      9,493,528

 FIXED ASSETS

   OFFICE FURNITURE & EQUIPMENT                       1,440,294      2,398,192
   LEASEHOLD IMPROVEMENTS                               164,063        175,749
                                                   -------------  -------------
                                                      1,604,357      2,573,941
   LESS ACCUMULATED DEPRECIATION                       (241,176)      (410,491)
                                                   -------------  -------------
   NET FIXED ASSETS                                   1,363,181      2,163,450

 OTHER ASSETS

   OTHER RECEIVABLES, NET                               756,220        591,909
   START-UP COSTS, OTHER ASSETS, LESS ACCUMULATED
     AMORTIZATION OF $59,022 and $73,777, RESPECTIVELY   39,347         24,592
   DEFERRED CHARGES                                     684,805      1,270,054
                                                   -------------  -------------
   TOTAL ASSETS                                     $11,978,031    $13,543,533
                                                   =============  =============

 See accompanying notes to condensed financial statements.

                   UStel, Inc.
             CONDENSED BALANCE SHEET
                                                   December 31,   September 30,
                                                       1995           1996
      LIABILITIES AND STOCKHOLDERS' EQUITY           (Audited)     (Unaudited)
                                                  -------------  -------------


 CURRENT LIABILITIES
 NOTES PAYABLE TO BANKS                             $ 2,900,000    $ 2,437,931
 NOTES PAYABLE TO OTHERS                              1,500,000      1,284,000
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES                2,192,479      3,776,737
 ACCRUED REVENUE TAXES                                1,097,779        250,229
                                                   -------------  -------------
   TOTAL CURRENT LIABILITIES                          7,690,258      7,748,897

   LONG-TERM LIABILITIES

 CONVERTIBLE SUBORDINATED DEBENTURES                    500,000        500,000
                                                   -------------  -------------
   TOTAL LIABILITIES                                  8,190,258      8,248,897
                                                   -------------  -------------

   STOCKHOLDERS' EQUITY

 SERIES A & B CONVERTIBLE PREFERRED STOCK                 6,450          5,500
 COMMON STOCK                                            16,000         21,269
 ADDITIONAL PAID-IN CAPITAL                           6,291,178      7,710,562
 ACCUMULATED DEFICIT                                 (2,525,855)    (2,442,695)
                                                   -------------  -------------
   TOTAL STOCKHOLDERS' EQUITY                         3,787,773      5,294,636
                                                   -------------  -------------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $11,978,031    $13,543,533
                                                   =============  =============

 See accompanying notes to condensed financial statements.


                   UStel, Inc.
        CONDENSED STATEMENT OF OPERATIONS
                             Three Month  Three Month  Nine Month   Nine Month
                 (Unaudited)    Ended        Ended        Ended       Ended
                              Sept. 30,   Sept. 30,     Sept. 30,    Sept. 30,
                                1995         1996         1995         1996
                             --------------------------------------------------
REVENUES                     $4,313,267   $6,129,340  $11,310,018  $16,655,844
                            ---------------------------------------------------

OPERATING EXPENSES

  COST OF SERVICES SOLD       3,080,574    4,112,368    8,240,409   11,353,723
  SELLING                       353,605      601,986      900,960    1,676,705
  GENERAL AND ADMINISTRATIVE  1,135,560    1,213,919    2,282,329    3,044,257
  DEPRECIATION/AMORTIZATION      49,189       61,959      120,813      184,071
                            ---------------------------------------------------
    TOTAL OPERATING EXPENSES  4,618,928    5,990,231   11,544,511   16,258,756
                            ---------------------------------------------------
    INCOME FROM OPERATIONS     (305,661)     139,110     (234,493)     397,088

  RELOCATION COSTS             (104,412)           0     (104,412)           0

  OTHER                         (17,811)           0            0            0

  INTEREST EXPENSE, NET         (41,545)    (127,916)     (64,576)    (313,928)
                            ---------------------------------------------------
    NET INCOME (LOSS)         ($469,429)     $11,193    ($403,481)     $83,160
                            ===================================================

EARNINGS (LOSS) PER SHARE AMOUNTS:
  PRIMARY                        (0.293)       0.005       (0.252)       0.041
                            ===================================================

  FULLY DILUTED                                0.004                     0.028
                                        =============             =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  PRIMARY                      1,600,000    2,081,851    1,600,000    2,051,535
                            ===================================================
  FULLY DILUTED                             3,020,331                 2,987,298
                                         =============             =============

      See accompanying notes to condensed financial statements.

                         USTEL, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD JANUARY 1, 1996 THROUGH SEPTEMBER 30, 1996

                                           ADDITIONAL
              PFD STOCK      COMMON STOCK   PAID-IN   ACCUMULATED     TOTAL
             SHARES  AMOUNT  SHARES AMOUNT  CAPITAL     DEFICIT       EQUITY
              (000's)            (000's)
             ------------------------------------------------------------------
BAL. 12/31/95  645   $6,450  1,600 $16,000 $6,291,178 ($2,525,855)  $3,787,773

CONV. OF DEBT                  160   1,600    773,400                  775,000

CONV.SR.B PFD  (95)    (950)    95     950                                   0

PFD PLACEMENT                  112   1,120    (47,120)                 (46,000)

ACQ.OF SWITCH                  100   1,000    499,000                  500,000

COST-RAISING CAPITAL            39     399     79,304                   79,703

PAYMENT OF DEBT                 20     200    114,800                  115,000

NET INCOME                                                 83,160       83,160
              -----------------------------------------------------------------
BAL. 9/30/96   550   $5,590  2,127 $21,269 $7,710,562 ($2,442,695   $5,2294,636
              -----------------------------------------------------------------

See accompanying notes to condensed financial statements.

                   UStel, INC.

       CONDENSED STATEMENTS OF CASH FLOWS

        INCREASE (DECREASE) IN CASH FLOW
                                                  Nine Months Ended September
                                                      1995           1996
                                                   (Unaudited)    (Unaudited)
                                                  -------------  -------------
CASH FLOW FROM OPERATING ACTIVITIES
  NET INCOME (LOSS)                                  ($403,481)       $83,160
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
    TO NET CASH USED IN
    OPERATING ACTIVITIES:

      DEPRECIATION AND AMORTIZATION                    120,813        184,070
      PROVISION FOR LOSSES ON ACCOUNTS
        RECEIVABLE                                     321,098        534,167
      INCREASE / DECREASE FROM CHANGE IN:
        ACCOUNTS RECEIVABLE                         (2,619,185)    (3,643,930)
        OTHER ASSETS                                         0        756,220
        DUE FROM RELATED PARTIES                      (264,301)        54,702
        OTHER RECEIVABLES                                    0)      (591,909)
        PREPAID EXPENSES                              (378,534)       (44,496)
        ACCOUNTS PAYABLE AND ACCRUED
          EXPENSES                                   2,323,466        736,708
                                                  -------------  -------------
  NET CASH USED IN
    OPERATING ACTIVITIES                              (900,124)    (1,931,308)
                                                  -------------  -------------
  CASH FLOW FROM INVESTING ACTIVITIES:
    PURCHASE OF EQUIPMENT                             (650,634)      (969,584)
    INCREASE IN DEFERRED CHARGES                      (277,507)      (585,249)
                                                  -------------  -------------
  NET CASH USED IN INVESTMENT ACTIVITES               (928,141)    (1,554,833)
                                                  -------------  -------------
  CASH FLOW FROM FINANCING ACTIVITIES:
    RESTRICTED CASH                                 (1,000,000)     3,133,433
    PROCEEDS FROM NOTES PAYABLE                      1,585,000     20,047,390
    PAYMENT ON DEBT                                   (120,000)   (19,301,756)
                                                  -------------  -------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES            465,000      3,879,067
                                                  -------------  -------------
  NET DECREASE IN CASH                              (1,363,265)       392,926
  CASH, BEGINNING OF PERIOD                          2,207,034          1,200
                                                  -------------  -------------
  CASH, END OF PERIOD                               $  843,769     $  394,126
                                                  =============  =============

  SUPPLEMENTAL INFORMATION:
  INTEREST PAID                                     $  160,271     $  361,837
  INCOME TAXES PAID                                        800         22,997

  See accompanying notes to condensed financial statements.

      USTEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 1995 and September 30, 1996

1.  Summary of Accounting Policies

The Company:

UStel, Inc. (the "Company") was formed on March 11, 1992 as a long distance telephone service provider. The Company offers competitive discounted calling plans which are available to customers in the United States and the
international marketplace.   On January 12, 1994 the Company effected a
recapitalization of its capital stock in connection with its re-incorporation merger to Minnesota. In connection with its recapitalization, the Company exchanged all its outstanding common shares (1,000 shares) for 950,000 shares of the reincorporated company's common shares.

Revenue Recognition:

Revenue is recognized upon completion of the telephone call.

Fixed Assets:

Equipment is stated at cost with depreciation provided over the estimated use-ful lives of the respective assets on the straight-line basis ranging from five to fifteen years.

Deferred Charges:

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

Income Taxes:

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

USTEL, INC.

December 31, 1995 and September 30, 1996

1.  Summary of Accounting Policies (Continued)

Earnings Per Share:

Earnings per share are computed based upon the weighted average number of common shares outstanding during the periods. Earnings per share have been computed in the accompanying financial statements after giving recognition to common stock equivalents relating to stock options, warrants and convertible preferred stock that have a dilutive effect on per share earnings. Common stock equivalents relating to stock options, warrants and convertible preferred stock were excluded from the computations in periods when the Company recorded a net loss since their effect is anti-dilutive.

Use of Estimates:

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

Significant Risks and Uncertainties:

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

Concentration of Credit Risks:

The Company maintains a majority of its cash balances at one financial institution. Deposits not to exceed $100,000 are insured by the Federal Deposit Insurance Corporation. At September 30, 1996, the Company had uninsured cash in that institution in the amount of $523,997.

New Accounting Pronouncements:

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

Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board
(FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. At the present time, the Company has not determined if it will change its accounting policy for stock-based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position

USTEL, INC.

December 31, 1995 and September 30, 1996

1.  Summary of Accounting Policies (Continued)

and results of operation is currently unknown.

Disclosure About Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

a.    Cash and Restricted Cash:

The carrying amount approximates fair value due to the short maturity of these instruments.

b.    Notes Payable:

The fair value of the Company's notes payable is based on quoted market prices for similar debt with similar remaining maturities.

c.    Convertible Debentures:

The fair value of the Company's Convertible debentures is estimated based on current market borrowing rates for loans with similar terms and maturities.

Interim Financial Information:

The interim financial statements for the nine-month and three-month periods ended September 30, 1996 and September 30, 1995, respectively, are unaudited. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair representation of the results of the interim periods. The results of operations for the nine-month and three-month periods ended September 30, 1996 and September 30, 1995, respectively, are not necessarily indicative of the results for the entire year.

2.  Deferred Charges:

Deferred charges consist of the following:
                                               December 31, September 30,
                                                   1995          1996
                                               ------------  ----------
    Development costs                            $336,690      $233,787
    Offering costs                                164,792       724,010
    Loan fees                                      35,000       129,608
    Calling card program                          118,157       138,109
    Deposits and others                            82,166       124,665
                                                 --------     ---------
                                                  736,805     1,350,179
    Accumulated amortization                      (52,000)      (80,125)
                                                 --------    ----------
                                                 $684,805    $1,270,054
                                                 ========    ==========

USTEL, INC.

December 31, 1995 and September 30, 1996

3.  Notes Payable:

In June 1995 and September 1995, the Company entered into a revolving credit agreements with a bank that provided for secured borrowings aggregating $1.0 million and $2.1 million, respectively, expiring in July 1996. Borrowings under the agreements bear interest at the bank's prime lending rate. The credit agreements were collateralized by two certificates of deposit at that same bank totalling $2.1 million. In July 1996, this outstanding credit line was paid off in full from maturity of the certificates of deposit used as collateral.

In December 1995, the Company obtained a Senior Credit Facility ("Credit Facility" and "Line") in the amount of up to $5 million with an asset-based lender. Amounts drawn under the Credit Facility accrue interest at a variable rate equal to the Bank of America Reference Rate plus 2% per annum. The Line is secured by accounts receivable and all of the Company's other assets.

Under the Credit Facility, the Company can borrow up to an amount which is the lesser of $5 million or 85% of the Company's eligible receivables. Subject to the $5 million maximum borrowing, in addition to amounts supported by receivables, the Company may borrow on a 36-month term loan basis up to the lesser of $1.5 million or a formula amount based on the fair value of new equipment and the liquidation value of existing equipment. Amounts outstanding under the Credit Facility at September 30, 1996 were $2,437,931.

4.  Short-term Borrowings:

During March 1996 the Company borrowed $400,000 from a related party. The notes mature in March 1998 and bear interest at the annual rate of 8%. In June
1996 $116,000 of this borrowing was repaid. An additional repayment of $200,000 was made in September 1996. Interest is payable at the earlier of maturity or repayment of the full amount borrowed.

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

5.  Related Parties Payable:

In January, 1996 the Company completed a private placement of 160,000 Units (consisting of 160,000 shares of Common Stock and 160,000 Redeemable Common Stock Purchase Warrants) raising net proceeds of approximately $775,000. For assisting the Company in connection with this private placement, the Company paid Diener Financial Group the sum of $25,000. In November 1995, the Company granted Mr. Diener 100,000 Warrants exercisable at $5.00 per share, expiring November, 2000.

In January 1996, the Company entered into a supplemental consulting agreement with IFC to provide the services of Mr. Andrew Grey as the chief financial officer and as a director of the Company for up to 20 hours of service per week for compensation of $12,500 per month. IFC agreed to defer payment of $7,500 per month until such time as the Company obtained certain additional financing or underwent a change in control, as defined in the agreement, or IFC terminated the services. In February, 1996, the Company agreed to cancel the $95,000 note receivable in consideration of services rendered and to be rendered by IFC and the payment by IFC of $5,000 to the Company.

In June 1996 the Company acquired title to a telecommunications switch owned by Mr. Epling for aggregate consideration in the amount of $716,375. Consideration was paid by crediting $500,000 as payment for the issuance of 100,000 shares of Common Stock to Mr. Epling pursuant to the exercise of employee stock options, cancelling approximately $117,934 in interim advances made by the Company to TYC, Inc., a corporation wholly-owned by Mr. Epling, cancellation of interim advances of approximately $68,522 made by the Company to Mr. Epling for upgrading the switch, and the issuance of an additional 7,851 shares of Common Stock to Mr. Epling based on a $5.00 per share market value. At the time the switching equipment was acquired, it was appraised for approximately $716,000.

USTEL, INC.

December 31, 1995 and September 30, 1996


6.  Other Events:

In July 1996, the Company's Board of Directors authorized the issuance of 20,000 shares of Common Stock to Consortium 2000, Inc. at $5.75 per share to reconcile variances in commisisons owed to Consortium 2000, Inc. for July 1995 through March, 1996. Prior to the merger, these shares will be distributed as a dividend to the shareholders of Consortium 2000, Inc.

On August 14, 1996, the Company, Consortium Acquisition Corporation (a wholly-owned subsidiary created by the Company) and Consortium 2000, Inc. entered into a Merger Agreement and Plan of Reorganization ("Merger Agreement"). Under the terms of the Merger Agreement, (a) Consortium Acquisition Corporation will be merged into Consortium 2000, Inc., with Consortium 2000, Inc. being the surviving corporation in the merger and (b) all the capital stock of Consortium 2000, Inc. will be converted into an aggregate of 1,076,923 shares of the Common Stock of the Company. As a result of the Merger Agreement, Consortium 2000, Inc. will become a wholly-owned subsidiary of the Company. The merger is contingent upon the completion of the Company raising additional financing.

As of September 9, 1996, the Company was indebted to WilTel, the Company's primary long distance carrier, in the amount of $5,595,963 before application of certain volume discounts available under the contract for those services. This amount was settled by payment of $1,000,000 by the Company on that date and an agreement by the Company to remit $735,688 by September 27, 1996, and to remit payment of its October 1, 1996 invoice from WilTel no later than October 31, 1996, and to provide WilTel with a second lien against all its assets and customer base. WilTel agreed to allow the Company to defer the balance owing in the amount of $3,860,275 (before application of volume discounts available under the service contract between the Company and WilTel) to the earlier of November 10, 1996 (amended to November 30, 1996) or the completion of an offering.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company was formed in March 1992, although the Company did not commence significant operations until January 1993. Since January 1993, the Company's monthly revenues have grown from $10,134 to approximately $2,263,000 in September 1996. In addition, the number of subscribers to the Company's long distance telephone service has grown to approximately 16,500. The Company anticipates a continuing expansion in its customer base and increasing revenues from operations during the next twelve months.

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

Comparison of Results of Operations - Nine Months Ended September 30, 1996 versus Nine Months Ended September 30, 1995:

During the nine-month period ended September 30, 1996 the Company reported income from operations of $397,088 versus a loss from operations of $234,493 for the nine-month period ended September 30, 1995. During the nine-month period ended September 30, 1996 the Company reported net income of $83,160 versus a net loss of $65,505 for the nine-month period ended September 30, 1995.

Revenues for the nine months ended September 30, 1996 were $16,655,844 as compared to $11,310,018 for the nine months ended September 30, 1995. The increase in revenues in 1996 is the result of expansion from a customer base of 6,000 at September 30, 1995 to a customer base in excess of 16,500 at September 30, 1996.

Cost of services sold for the nine months ended September 30, 1996 was $11,353,723 as compared to $8,240,409 for the nine months ended September 30, 1995. The increase in cost of services sold, similar to the increase between periods in revenue, is the result of the expansion in the Company's customer base. Cost of services sold for the nine months ended September 30, 1996 was 68.17% of the revenues produced in the first nine months of 1996. Cost of services sold for the nine months ended September 30, 1995 was 72.86% of the revenues produced in the first nine months of 1995. The Company expects continued improvement in this ratio over the next twelve months due to increasing volume and the accompanying volume discounts from the Company's suppliers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling expenses for the nine months ended September 30, 1996 were $1,676,705 as compared to $900,960 for the nine months ended September 30, 1995. The increase in selling expenses reflects the costs associated with recruiting the expansion and retention of the Company's customer base from commencement through September 30, 1996. During the next twelve months the Company expects these costs to continue in a manner proportionate to increase as the customer base expands.

General and administrative expenses for the nine months ended September 30, 1996 were $3,044,257 as compared to $2,282,329 for the nine months ended September 30, 1995. The increase in general and administrative expenses is the result of increased staff and related costs in support of increased revenues being produced by the Company. These costs will continue to increase but at a rate less than that of the increase in revenue.

Depreciation and amortization for the nine months ended September 30, 1996 was $184,071 as compared to $120,813 for the nine months ended September 30, 1995. Amortization of the Company's start-up cost asset was $14,756 for each of the nine-month periods ended September 30, 1996 and September 30, 1995, respectively. Depreciation for the nine months ended September 30, 1996 was $169,315 as compared to $106,057 for the nine months ended September 30, 1995.

The increase in depreciation is the result of the Company's increasing investments in telephone switching equipment and facilities to handle increased telephone traffic and increased investment in the computer hardware and software that supports the operations of the telephone equipment and related billing activities. The Company's investment in these fixed assets increased from approximately $1,475,000 at September 30, 1995 to approximately $2,574,000 at September 30, 1996.

Interest expense for the nine months ended September 30, 1996 was $409,205 as compared to $151,349 for the nine months ended September 30, 1995. The Company continues to utilize short-term bank lines of credit to supplement its periodic needs for cash in operations. In July 1996 those lines of credit were fully repaid from the maturity of certificates of deposit that the Company had previously held. In December 1995, the Company obtained a Senior Credit Facility in the amount of up to $5 million. This Credit Facility bears interest at the prime rate plus 2% per annum, with a minimum of $15,000 interest expense per month. Accordingly, interest expense charged for the nine months ended September 30, 1996 was $183,573, including amortization of related loan fees over thirty-six months.

Interest income for the nine months ended September 30, 1996 was $95,276, principally from the Company's previous holdings of bank certificates of deposit (redeemed in July 1996) and accrual of interest on officers loans, as compared to $86,773 for the nine months ended September 30, 1995.

Comparison of Results of Operations - Three Months Ended September 30, 1996 versus Three Months Ended September 30, 1995:

During the three-month period ended September 30, 1996 the Company reported income from operations of $139,110 versus a loss from operations of $305,661
for the three-month period ended September 30, 1995.   During the three-month
period ended September 30, 1996 the Company reported net income of $11,193 versus a net loss of $469,429 for the three-month period ended September 30, 1995.

Revenues for the three months ended September 30, 1996 were $6,129,340 as compared to $4,313,267 for the three months ended September 30, 1995. The increase in revenues in 1996 is the result of expansion from a customer base of 6,000 at September 30, 1995 to a customer base in excess of 16,500 at September 30, 1996.

Cost of services sold for the three months ended September 30, 1996 was $4,112,368 as compared to $3,080,574 for the three months ended September 30, 1995. The increase in cost of services sold, similar to the increase between periods in revenue, is the result of the expansion in the Company's customer base. Cost of services sold for the three months ended September 30, 1996 was 67.09% of the revenues produced in the third quarter of 1996. Cost of services sold for the three months ended September 30, 1995 was 71.42% of the revenues produced in the third quarter of 1995. The Company expects continued improvement in this ratio ver the next twelve months due to increasing volume

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

and the accompanying volume discounts from the Company's suppliers.

Selling expenses for the three months ended September 30, 1996 were $601,986 as compared to $353,605 for the three months ended September 30, 1995. The increase in selling expenses reflects the costs associated with recruiting the expansion and retention of the Company's customer base from commencement through September 30, 1996. During the next twelve months the Company expects these costs to continue in a manner proportionate to increase as the customer base expands.

General and administrative expenses for the three months ended September 30, 1996 were $1,213,919 as compared to $1,135,560 for the three months ended September 30, 1995. The increase in general and administrative expenses is the result of increased staff and related costs in support of increased revenues being produced by the Company. These costs will continue to increase but at a rate less than that of the increase in revenue.

Depreciation and amortization for the three months ended September 30, 1996 was $61,959 as compared to $49,189 for the three months ended September 30, 1995. Amortization of the Company's start-up cost asset was $4,919 for each of the three-month periods ended September 30, 1996 and September 30, 1995, respectively. Depreciation for the three months ended September 30, 1996 was $57,040 as compared to $44,270 for the three months ended September 30, 1995.

The increase in depreciation is the result of the Company's increasing investments in telephone switching equipment and facilities to handle increased telephone traffic and increased investment in the computer hardware and software that supports the operations of the telephone equipment and related billing activities. The Company's investment in these fixed assets increased from approximately $1,475,000 at September 30, 1995 and approximately $2,574,000 at September 30, 1996.

Interest expense for the three months ended September 30, 1996 was $136,277 as compared to $71,626 for the three months ended September 30, 1995. The Company continues to utilize short-term bank lines of credit to supplement its periodic needs for cash in operations. In July 1996 those lines of credit were fully repaid from the maturity of certificates of deposit that the Company had previously held. In December 1995, the Company obtained a Senior Credit Facility in the amount of up to $5 million. This Credit Facility bears interest at the prime rate plus 2% per annum, with a minimum of $15,000 interest expense per month. Accordingly, interest expense charged for the three months ended September 30, 1996 was $62,188, including amortization of related loan fees over thirty-six months.

Interest income for the three months ended September 30, 1996 was $8,361, principally from loans to officers of the Company, as compared to $30,081 for the three months ended September 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

The Company's working capital position at September 30, 1996 was approximately $1,744,631. Almost since its inception, the Company has experienced pressure on its working capital position due to operating losses, the need to continually invest in telecommunications equipment and a significant increase in accounts receivable due to growth in operations.

During the first nine months of 1996 the Company utilized net cash of $1,931,308 for operating activities and an increase in customer accounts receivable. The Company is required to pay the costs of providing communications services to its customers, consisting primarily of local access charges for obtaining usage-sensitive transmission capacity or leasing fixed-rate bulk transmission facilities, before the Company receives payment from its customers relating to those costs. Typically, the Company's customers do not pay the Company for its telecommunication services until approximately 85 days following the month in which those services are provided. As a result, the receipt of cash from operations typically lags substantially behind the payment of the costs of providing those services.

At September 30, 1996, the Company's accounts receivable, net of allowance for doubtful accounts, was approximately $8,254,000. In addition, through September 30, 1996, the Company had invested approximately $2,398,000 in switching and related equipment and in computer hardware and software.

To raise funds to meet the periodic cash needs for operations and fixed asset acquisition, the Company has relied in the past on bridge financing in amounts ranging from $100,000 to $1,500,000 at any particular time. Funds from the initial public offering of common stock and the private placement of convertible preferred stock in 1994 enabled the Company, generally, to avoid these short-term bridge financings, other than arrangements with banks for short-term lines of credit. While the Company had borrowings outstanding under such lines of credit in the amount of $2,100,000 at June 30, 1996 after repayment of $1,000,000 principal in March 1996, it also held short-term bank certificates of deposit in the amount of $2,100,000 as of that same date, which amounts were restricted. In July 1996 bank line of credit was fully repaid through redemption of the certificates of deposit.

In October 1995 the Company borrowed $1,500,000 pursuant to the terms of a one-year term loan. Borrowing under the agreement bears interest at 10% per annum on a daily principal balance outstanding during the three calendar months prior to each interest payment date on the first day of each calendar quarter. The agreement calls for the issuance of warrants for the purchase of up to one hundred shares of the Company's common stock at a price of $5.00 per share, exercisable over the term of the loan. The loan is secured by the Company's trade accounts receivable and certain other assets. Borrowings under the credit agreement amounted to $1,500,000 at December 31, 1995. This loan was repaid in January 1996 by the issuance of 160,000 common shares of the Company plus $700,000.

In December 1995, the Company obtained a Senior Credit Facility ("Credit Facility" and "Line") in the amount of up to $5 million with an asset-based lender. Amounts drawn under the Credit Facility accrue interest at a variable rate equal to the Bank of America Reference Rate plus 2% per annum. The line is secured by accounts receivable and all of the Company's other assets.

Under the Credit Facility, the Company can borrow up to an amount which is the lesser of $5 million or 85% of the Company's eligible receivables. Subject to the $5 million maximum borrowing, in addition to amounts supported by receivables, the Company may borrow on a 36-month term loan basis up to the lesser of $1.5 million or a formula amount based on the fair value of new equipment and the liquidation value of existing equipment. The amount outstanding under the Credit Facility at September 30, 1996 was $2,437,931.

During March 1996 the Company borrowed $400,000 from a related party. The notes mature in November 1996 and bear interest at the annual rate of 8%. Payments of $116,000 in June 1996 and $200,000 in August 1996 were made on the principal of this debt. Interest is payable at the earlier of maturity of the notes of repayment of the full amount borrowed.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         USTEL, INC.
         (Registrant)


         DATE: November 14, 1996          Robert L. B. Diener
                                          Robert L. B. Diener
                                          President and Chief Executive Officer



         DATE: November 14, 1996          Wouter van Biene
                                          Wouter van Biene
                                          Chief Financial Officer



         DATE: November 14, 1996          Richard C. Ward
                                          Richard C. Ward
                                          Controller