Form 10QSB/A
period 1996-09-30
USTEL INC
filed 1997-01-23
CIK 919274

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)    AMENDED
              OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB/A

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

                                     USTEL, INC.                AMENDED

                            Quarterly Report on Form 10-QSB
                       For the Quarter Ended September 30, 1996

PART I - FINANCIAL INFORMATION

 ITEM                                                         PAGE
NUMBER  PART I - FINANCIAL INFORMATION                       NUMBER

  1.    Financial statements

        Condensed Balance Sheets -
        December 31, 1994 and September 30, 1996                2

        Condensed Statements of Operations -
        Three months and nine months ended September 30,
        1996 and the three months and nine months
        ended September 30, 1996 and September 30, 1995.        4

        Condensed Statement of Changes In
        Stockholders' Equity For The Period
        January 1, 1996 to September 30, 1996.                  5

        Statements of Cash Flows- Nine months ended
        September 30, 1996 and September 30, 1995.              6

        Notes to Condensed Financial Statements                 7

  2.    Management's Discussion and Analysis                   13

        PART II - OTHER INFORMATION

        Items 1 through 6 do not apply for the quarter ended September 30,
        1996

                    UStel, Inc.                      AMENDED
             CONDENSED BALANCE SHEET

                                                   December 31,   September 30,
                                                       1995           1996
                     ASSETS                          (Audited)     (Unaudited)
 CURRENT ASSETS                                    -------------  -------------
 CASH                                               $     1,200    $   394,126
 RESTRICTED CASH                                      3,133,433              0
 ACCOUNTS RECEIVABLE LESS ALLOWANCE FOR
   DOUBTFUL ACCOUNTS OF $652,000 and
   $1,346,000, RESPECTIVELY                           5,900,722      6,947,345

 RELATED PARTY RECEIVABLE                               348,519        293,817
 PREPAID EXPENSES                                       506,824        551,320
                                                   -------------  -------------
   TOTAL CURRENT ASSETS                               9,890,698      8,186,608

 FIXED ASSETS

   OFFICE FURNITURE & EQUIPMENT                       1,440,294      2,398,192
   LEASEHOLD IMPROVEMENTS                               164,063        175,749
                                                   -------------  -------------
                                                      1,604,357      2,573,941
   LESS ACCUMULATED DEPRECIATION                       (241,176)      (410,491)
                                                   -------------  -------------
   NET FIXED ASSETS                                   1,363,181      2,163,450

 OTHER ASSETS

   OTHER RECEIVABLES, NET OF ALLOWANCE OF $775,000            0        139,625
   START-UP COSTS, OTHER ASSETS, LESS ACCUMULATED
     AMORTIZATION OF $59,022 and $73,777, RESPECTIVELY   39,347         24,592
   DEFERRED CHARGES                                     684,805        846,044
                                                   -------------  -------------
   TOTAL ASSETS                                     $11,978,031    $11,360,319
                                                   =============  =============

 See accompanying notes to condensed financial statements.

                   UStel, Inc.                 AMENDED
             CONDENSED BALANCE SHEET
                                                   December 31,   September 30,
                                                       1995           1996
      LIABILITIES AND STOCKHOLDERS' EQUITY           (Audited)     (Unaudited)
                                                  -------------  -------------


 CURRENT LIABILITIES
 NOTES PAYABLE TO BANKS                             $ 2,900,000    $ 2,437,931
 NOTES PAYABLE TO OTHERS                              1,500,000      5,144,275
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES                2,192,479        594,117
 ACCRUED REVENUE TAXES                                1,097,779        250,229
                                                   -------------  -------------
   TOTAL CURRENT LIABILITIES                          7,690,258      8,426,552

   LONG-TERM LIABILITIES

 CONVERTIBLE SUBORDINATED DEBENTURES                    500,000        500,000
                                                   -------------  -------------
   TOTAL LIABILITIES                                  8,190,258      8,926,552
                                                   -------------  -------------

   STOCKHOLDERS' EQUITY

 SERIES A & B CONVERTIBLE PREFERRED STOCK                 6,450          5,500
 COMMON STOCK                                            16,000         21,269
 ADDITIONAL PAID-IN CAPITAL                           6,291,178      7,710,562
 ACCUMULATED DEFICIT                                 (2,525,855)    (5,303,564)
                                                   -------------  -------------
   TOTAL STOCKHOLDERS' EQUITY                         3,787,773      2,433,767
                                                   -------------  -------------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $11,978,031    $11,360,319
                                                   =============  =============

 See accompanying notes to condensed financial statements.


                   UStel, Inc.                         AMENDED
        CONDENSED STATEMENT OF OPERATIONS
                             Three Month  Three Month  Nine Month   Nine Month
                (Unaudited)    Ended        Ended        Ended        Ended
                              Sept. 30,   Sept. 30,     Sept. 30,    Sept. 30,
                                1995         1996         1995         1996
                             --------------------------------------------------
REVENUES                     $4,313,267   $5,639,840  $11,310,018  $16,166,344
                            ---------------------------------------------------

OPERATING EXPENSES

  COST OF SERVICES SOLD       3,080,574    4,765,023    8,240,409   12,006,378
  SELLING                       353,605      601,986      900,960    1,676,705
  GENERAL AND ADMINISTRATIVE  1,135,560    2,932,633    2,282,329    4,762,971
  DEPRECIATION/AMORTIZATION      49,189       61,959      120,813      184,071
                            ---------------------------------------------------
    TOTAL OPERATING EXPENSES  4,618,928    8,361,601   11,544,511   18,630,125
                            ---------------------------------------------------
    LOSS FROM OPERATIONS       (305,661)  (2,721,761)    (234,493)  (2,463,781)

  RELOCATION COSTS             (104,412)           0     (104,412)           0

  OTHER                         (17,811)           0            0            0

  INTEREST EXPENSE, NET         (41,545)    (127,916)     (64,576)    (313,928)
                            ---------------------------------------------------
    NET LOSS                  ($469,429) ($2,824,677)   ($403,481) ($2,777,709)
                            ===================================================

  LOSS PER SHARE AMOUNTS:
  PRIMARY                        ($0.29)      ($1.39)      ($0.25)      ($1.37)
                            ===================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  PRIMARY                      1,600,000    2,055,518    1,600,000    2,025,740
                            ===================================================

      See accompanying notes to condensed financial statements.

                         USTEL, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD JANUARY 1, 1996 THROUGH SEPTEMBER 30, 1996

                                           DDITIONAL
              PFD STOCK      COMMON STOCK   PAID-IN   ACCUMULATED     TOTAL
             SHARES  AMOUNT  SHARES AMOUNT  CAPITAL     DEFICIT       EQUITY
             (000's)         (000's)
             ------------------------------------------------------------------
BAL. 01/01/96  645   $6,450  1,600 $16,000 $6,291,178 ($2,525,855)  $3,787,773

CONV. OF DEBT                  180   1,800    888,200                  890,000

CONV.SR.B PFD  (95)    (950)    95     950                                   0

PFD PLACEMENT                  112   1,120    (47,120)                 (46,000)

ACQ.OF SWITCH                  108   1,079    514,624                  515,703

COST-RAISING CAPITAL            32     320     63,680                   64,000

PAYMENT OF DEBT                 20     200    114,800                  115,000

NET LOSS                                              ( 2,777,709)  (2,777,709)
              -----------------------------------------------------------------
BAL. 9/30/96   550   $5,590  2,127 $21,269 $7,710,562 ($5,303,564)  $2,433,767
              -----------------------------------------------------------------

See accompanying notes to condensed financial statements.

                   UStel, INC.                        AMENDED

       CONDENSED STATEMENTS OF CASH FLOWS

        INCREASE (DECREASE) IN CASH FLOW
                                                  Nine Months Ended September
                                                      1995           1996
                                                   (Unaudited)    (Unaudited)
                                                  -------------  -------------
CASH FLOW FROM OPERATING ACTIVITIES
  NET LOSS                                           ($403,481)   ($2,777,709)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
    TO NET CASH USED IN
    OPERATING ACTIVITIES:

      DEPRECIATION AND AMORTIZATION                    120,813        184,070
      PROVISION FOR LOSSES ON ACCOUNTS
        RECEIVABLE                                     321,098      1,469,151
      INCREASE / DECREASE FROM CHANGE IN:
        ACCOUNTS RECEIVABLE                         (2,619,185)    (2,497,116)
        DUE FROM RELATED PARTIES                       141,672         54,702
        OTHER RECEIVABLES                             (405,973)      (158,283)
        PREPAID EXPENSES                              (378,534)       (44,496)
        ACCOUNTS PAYABLE AND ACCRUED
          EXPENSES                                   2,323,466      1,414,363
                                                  -------------  -------------
  NET CASH USED IN
    OPERATING ACTIVITIES                              (900,124)    (2,355,317)
                                                  -------------  -------------
  CASH FLOW FROM INVESTING ACTIVITIES:
    PURCHASE OF EQUIPMENT                             (650,634)      (180,553)
    INCREASE IN DEFERRED CHARGES                      (277,507)      (161,240)
                                                  -------------  -------------
  NET CASH USED IN INVESTMENT ACTIVITES               (928,141)      (341,793)
                                                  -------------  -------------
  CASH FLOW FROM FINANCING ACTIVITIES:
    RESTRICTED CASH                                 (1,000,000)     3,133,433
    PROCEEDS FROM RELATED PARTY PAYABLE              1,585,000        400,000
    PAYMENTS ON RELATED PARTY DEBT                           0       (316,000)
    PROCEEDS FROM NOTES PAYABLE                              0     19,647,390
    PAYMENT ON DEBT                                   (120,000)   (19,774,787)
                                                  -------------  -------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES            465,000      3,090,036
                                                  -------------  -------------
  NET DECREASE IN CASH                              (1,363,265)       392,926
  CASH, BEGINNING OF PERIOD                          2,207,034          1,200
                                                  -------------  -------------
  CASH, END OF PERIOD                               $  843,769     $  394,126
                                                  =============  =============

  SUPPLEMENTAL INFORMATION:
  INTEREST PAID                                     $  160,271     $  361,837
  INCOME TAXES PAID                                        800         22,997

  See accompanying notes to condensed financial statements.

      USTEL, INC.                                      AMENDED

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

USTEL, INC.                                            AMENDED

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

USTEL, INC.                                            AMENDED

December 31, 1995 and September 30, 1996

1.  Summary of Accounting Policies (Continued)

and results of operation is currently unknown.

Statements of Financial Accounting Standards No. 125, "Accounting for Transfer of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) issued by the Financial Accounting Standards Board (FASB) is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

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

2.  Deferred Charges:

Deferred charges consist of the following:
                                               December 31, September 30,
                                                   1995          1996
                                               ------------  ----------
    Development costs                            $336,690      $233,787
    Offering costs                                164,792       342,500
    Loan fees                                      35,000       129,608
    Calling card program                          118,157       138,108
    Deposits and others                            82,166        82,166
                                                 --------     ---------
                                                  736,805       926,169
    Accumulated amortization                      (52,000)      (80,125)
                                                 --------    ----------
                                                 $684,805      $846,044
                                                 ========    ==========

USTEL, INC.                                            AMENDED

December 31, 1995 and September 30, 1996

3.  Notes Payable:

In June 1995 and September 1995, the Company entered into a revolving credit agreements with a bank that provided for secured borrowings aggregating $1.0 million and $2.1 million, respectively, expiring in July 1996. Borrowings under the agreements bear interest at the bank's prime lending rate. The credit agreements were collateralized by two certificates of deposit at that same bank totalling $2.1 million. In July 1996, this outstanding credit line was paid off in full from maturity of the certificates of deposit used as collateral. Borrowings at December 31, 1995 and September 30, 1996 totalled $2,900,000 and $-0-, respectively.

In December 1995, the Company obtained a Senior Credit Facility ("Credit Facility" and "Line") in the amount of up to $5 million with an asset-based lender. Amounts drawn under the Credit Facility accrue interest at a variable rate equal to the Bank of America Reference Rate plus 2% per annum. The Line is secured by accounts receivable and all of the Company's other assets.

Under the Credit Facility, the Company can borrow up to an amount which is the lesser of $5 million or 85% of the Company's eligible receivables. Subject to the $5 million maximum borrowing, in addition to amounts supported by receivables, the Company may borrow on a 36-month term loan basis up to the lesser of $1.5 million or a formula amount based on the fair value of new equipment and the liquidation value of existing equipment. Amounts outstanding under the Credit Facility at December 31, 1995 and September 30, 1996 were
$ -0- and $2,437,931, respectively.

4.  Short-term Borrowings:

During February 1996 the Company borrowed $400,000 from a related party. The note is payable on demand and bears interest at the annual rate of 12%. In June 1996 $116,000 of this borrowing was repaid. An additional repayment of $200,000 was made in September 196. Interest is payable at the earlier of maturity or repayment of the full amount borrowed.

During June 1996 the Company borrowed $1,200,000 from an unrelated party. The one-year note bears interest at the annual rate of 12% and is unsecured. Interest is payable at maturity. In conjunction with this loan the Company agreed to issue warrants for acquisition of up to 540,000 of its common shares at a price of $5.00 per share. Warrants for purchase of 120,000 common shares were issuable at the time the loan was funded. Additional warrants become issuable in increments for 60,000 common shares each at intervals of ninety days after funding of the loan so long as the loan remains unpaid.

5.  Related Parties Transactions:

In January, 1996 the Company completed a private placement of 160,000 Units (consisting of 160,000 shares of Common Stock and 160,000 Redeemable Common Stock Purchase Warrants) raising net proceeds of approximately $775,000. For assisting the Company in connection with this private placement, the Company paid Diener Financial Group the sum of $25,000. In November 1995, the Company granted Mr. Diener 10,000 Warrants exercisable at $5.00 per share, expiring November, 2000.

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

USTEL, INC.                                            AMENDED

December 31, 1995 and September 30, 1996


6.  Other Matters:

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

As of September 9, 1996, the Company was indebted to WilTel, the Company's primary long distance carrier, in the amount of $5,595,963 before application of certain volume discounts available under the contract for those services. This amount was settled by payment of $1,000,000 by the Company on that date and an agreement by the Company to remit $735,688 by September 27, 1996, and to remit payment of its October 1, 1996 invoice from WilTel no later than October 31, 1996, and to provide WilTel with a second lien against all its assets and customer base. WilTel agreed to allow the Company to defer the balance owing in the amount of $4,177,334 (before application of volume discounts available under the service contract between the Company and WilTel) to the earlier of November 10, 1996 (amended to February 28, 1997) or the completion of an offering. Such amounts bear interest at the rate of 18% per annum.

7.  Amendment To Form 10-QSB For The Quarter Ended September 30, 1996

On August 14, 1996, a change of control of the Company occurred as a result of the purchase of a substantial portion of the shares owned by the founders of the Company by the Trust, an investment group comprising shareholders of Consortium 2000, the Company's sales agent. Coincident with this transaction, a new and experienced management team was appointed. Since its appointment, the new management team has undertaken to restructure the Company's relation-ship with its underlying long distance carrier, refocus marketing activities, implement a new network development strategy which will convert the majority of the Company's traffic from switched access to dedicated access, improve billing and collections and customer service, reduce cost of operations and develop a viable strategy for the future.

The new management team undertook a comprehensive review of all of the Company's assets. This review included evaluating the net realizable value of various assets and the appropriateness of certain reserves. As a result of this review the Company recorded an additional expense for the period ended September 30, 1996 in the amount of $2,860,869. This expense was primarily attributable to an increase in the reserve for bad debt, the write-down of certain deferred offering costs, the reduction of the accrual for unbilled revenue and change in the accrual for claims against other carriers. Manage-ment believes this is an unusual and one-time charge related to new manage-ment's revaluation. Having now achieved a critical mass of revenue volume, and with the addition of the Corsortium 2000 marketing organization, the Company believes that it is well-positioned to continue to grow in the future.

In January 1997 the Company filed an amended Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 1996. Following is a table which identifies the adjustments made to the original filing in the amended quarterly report:

                                            Three Months    Nine Months
                                           Ended September Ended September
                                              30, 1996        30, 1996
                                            -------------   ------------
Net Income per original filing               $    11,193     $    83,160

Increase in allowance for bad debts:
  Trade receivables                             (817,420)       (817,420)
  Other receivables                             (452,284)       (452,284)
Reduction of accrual for unbilled revenue       (489,500)       (489,500)
Reversal of claims against other carriers
  for duplicate billed call records             (377,665)       (377,665)
Expensing of prepaid public offering costs      (424,000)       (424,000)
Provision for settlement of billing claims
  against other carriers                        (300,000)       (300,000)
                                             -----------     -----------
Net Loss per Amendment                       ($2,849,676)    ($2,777,709)
                                             -----------     -----------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL     AMENDED
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company was formed in March 1992, although the Company did not commence significant operations until January 1993. Since January 1993, the Company's monthly revenues have grown from $10,134 to approximately $1,773,000 in September 1996. In addition, the number of subscribers to the Company's long distance telephone service has grown to approximately 16,500. The Company anticipates a continuing expansion in its customer base and increasing revenues from operations during the next twelve months.

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

Comparison of Results of Operations - Nine Months Ended September 30, 1996 versus Nine Months Ended September 30, 1995:

During the nine-month period ended September 30, 1996 the Company reported a loss from operations of ($2,463,781) (see footnote 7) versus a loss from operations of $234,493 for the nine-month period ended September 30, 1995. During the nine-month period ended September 30, 1996 the Company reported a net loss of ($2,777,709) (see footnote 7) versus a net loss of $65,505 for the nine-month period ended September 30, 1995.

Revenues for the nine months ended September 30, 1996 were $16,166,344 (see footnote 7) as compared to $11,310,018 for the nine months ended September 30, 1995. The increase in revenues in 1996 is the result of expansion from a customer base of 6,000 at September 30, 1995 to a customer base in excess of 16,500 at September 30, 1996.

Cost of services sold for the nine months ended September 30, 1996 was $12,006,378 (see footnote 7) as compared to $8,240,409 for the nine months ended September 30, 1995. The increase in cost of services sold, similar to the increase between periods in revenue, is the result of the expansion in the Company's customer base. Cost of services sold for the nine months ended September 30, 1996 was 74.27% (after adjustment) of the revenues produced in the first nine months of 1996. Cost of services sold for the nine months ended September 30, 1995 was 72.86% of the revenues produced in the first nine months of 1995. The Company expects continued improvement in this ratio over the next twelve months due to increasing volume and the accompanying volume discounts from the Company's suppliers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL     AMENDED
CONDITION AND RESULTS OF OPERATIONS (Continued)

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

General and administrative expenses for the nine months ended September 30, 1996 were $4,762,971 (see footnote 7) as compared to $2,282,329 for the nine months ended September 30, 1995. The increase in general and administrative expenses is due ti an increase in the reserve for bad debts of $1,269,704 and the write-down of certain deferred offering costs of $424,000. The additional increase of $786,938 was the result of increased staff and related costs in support of increased revenues being produced by the Company. These costs will continue to increase but at a rate less than that of the increase in revenue.

Depreciation and amortization for the nine months ended September 30, 1996 was $184,071 as compared to $120,813 for the nine months ended September 30, 1995. Amortization of the Company's organization costs was $14,756 for each of the nine-month periods ended September 30, 1996 and September 30, 1995, respectively. Depreciation for the nine months ended September 30, 1996 was $169,315 as compared to $106,057 for the nine months ended September 30, 1995.

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

Comparison of Results of Operations - Three Months Ended September 30, 1996 versus Three Months Ended September 30, 1995:

During the three-month period ended September 30, 1996 the Company reported a loss from operations of ($2,721,761) (see footnote 7) versus a loss from operations of $305,661 for the three-month period ended September 30, 1995. During the three-month period ended September 30, 1996 the Company reported a net loss of ($2,849,677) (see footnote 7) versus a net loss of $469,429 for the three-month period ended September 30, 1995.

Revenues for the three months ended September 30, 1996 were $5,639,840 (see footnote 7) as compared to $4,313,267 for the three months ended September 30, 1995. The increase in revenues in 1996 is the result of expansion from a customer base of 6,000 at September 30, 1995 to a customer base in excess of 16,500 at September 30, 1996.

Cost of services sold for the three months ended September 30, 1996 was $4,765,023 (see footnote 7) as compared to $3,080,574 for the three months ended September 30, 1995. The increase in cost of services sold, similar to the increase between periods in revenue, is the result of the expansion in the Company's customer base. Cost of services sold for the three months ended September 30, 1996 was 84.49% (after reflecting the adjustments in footnote 7) of the revenues produced in the third quarter of 1996. Cost of services sold for the three months ended September 30, 1995 was 71.42% of the revenues produced in the third quarter of 1995. The Company expects continued improve-ment in this ratio ver the next twelve months due to increasing volume and the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL    AMENDED
CONDITION AND RESULTS OF OPERATIONS (Continued)

accompanying volume discounts from the Company's suppliers.

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

General and administrative expenses for the three months ended September 30, 1996 were $2,932,633 (see footnote 7) as compared to $1,135,560 for the three months ended September 30, 1995. The increase in general and administrative expenses is due to an increase in the reserve for bad debts of $1,269,704 and the write-down of certain deferred offering costs of $424,000. The additional increas was the result of increased staff and related costs in support of increased revenues being produced by the Company. These costs will continue to increase but at a rate less than that of the increase in revenue.

Depreciation and amortization for the three months ended September 30, 1996 was $61,959 as compared to $49,189 for the three months ended September 30, 1995. Amortization of the Company's organization costs was $4,919 for each of the three-month periods ended September 30, 1996 and September 30, 1995, respectively. Depreciation for the three months ended September 30, 1996 was $57,040 as compared to $44,270 for the three months ended September 30, 1995.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL    AMENDED
CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

The Company's working capital position at September 30, 1996 was ($239,944). Almost since its inception, the Company has experienced pressure on its working capital position due to operating losses, the need to continually invest in telecommunications equipment and a significant increase in accounts receivable due to growth in operations.

During the first nine months of 1996 the Company utilized net cash of $2,355,317 for operating activities and an increase in customer accounts receivable. The Company is required to pay the costs of providing communications services to its customers, consisting primarily of local access charges for obtaining usage-sensitive transmission capacity or leasing fixed-rate bulk transmission facilities, before the Company receives payment from its customers relating to those costs. Typically, the Company's customers do not pay the Company for its telecommunication services until approximately 85 days following the month in which those services are provided. As a result, the receipt of cash from operations typically lags substantially behind the payment of the costs of providing those services.

At September 30, 1996, the Company's accounts receivable, net of allowance for doubtful accounts, was approximately $6,947,000. In addition, through September 30, 1996, the Company had invested approximately $2,307,000 in switching and related equipment and in computer hardware and software.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL      AMENDED
CONDITION AND RESULTS OF OPERATIONS (Continued)

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


         USTEL, INC.
         (Registrant)


         DATE: January 21, 1997           Robert L. B. Diener
                                          Robert L. B. Diener
                                          President and Chief Executive Officer



         DATE: January 21, 1997           Wouter van Biene
                                          Wouter van Biene
                                          Chief Financial Officer



         DATE: January 21, 1997           Richard C. Ward
                                          Richard C. Ward
                                          Controller