Form 10KSB
period 1996-12-31
USTEL INC
filed 1997-03-31
CIK 919274

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-KSB
Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996

                  Commission File number 0-24098

                            UStel, Inc.
          (Name of Small Business Issuer in its charter)

 Minnesota                                                 95-4362330
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation of organization)                        Identification Number)

2775 South Rainbow Blvd., #102. Las Vegas, Nevada              89102
   (Address of principal executive offices)                  (Zip code)

                          (702) 247-7400
        (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

        Common Stock, $0.01 par value per share

        Check whether the issuer: (1) filed all reports required to be filed Sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes_X___ No_____.

        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]
        State issuer's revenue for its most recent fiscal year: $22,026,857

        As of March 27, 1997, the aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the closing sale price at which the stock is quoted as of such date as reported by Nasdaq was $13,558,312. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of March 27, 1997, there were 5,031,851 shares of issuer's Common Stock outstanding.

                                     USTEL, INC.

                            ANNUAL REPORT ON FORM 10-KSB

                            YEAR ENDED DECEMBER 31, 1996

                                        PART I

ITEM  1.    DESCRIPTION OF BUSINESS............................... 1
ITEM  2.    DESCRIPTION OF PROPERTIES.............................17
ITEM  3.    LEGAL PROCEEDINGS.....................................17
ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...17

                                        PART II

ITEM  5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS
             MATTERS..............................................17
ITEM  6.    MANAGEMENT'S DISCUSSION AND ANALYSIS..................18
ITEM  7.    FINANCIAL STATEMENTS..................................25
ITEM  8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE..................25

                                        PART III

ITEM  9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
             EXCHANGE ACT.........................................26
ITEM  10.   EXECUTIVE COMPENSATION................................29
ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT...........................................35
ITEM  12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........36

                                        PART IV

ITEM  13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K...............40

SIGNATURES........................................................45

ITEM 1.    DESCRIPTION OF BUSINESS

General

     The Company provides long distance telecommunications services, consisting primarily of direct dial long distance telephone transmissions to commercial customers throughout the United States. The Company's customers can call any point in the United States or any foreign country accessible to customers of AT&T at rates that are generally lower than those charged by AT&T, MCI and Sprint. Since commencing operations in January, 1993, the Company's subscriber base has grown to in excess of 18,000 customers in December, 1996, consisting primarily of medium-sized businesses located predominantly in the State of California. In addition, the Company's monthly revenues have increased from approximately $10,000 in January, 1993 to approximately $2,000,000 in December, 1996.

     The Company owns two switch centers located in Los Angeles and Beverly Hills, California, and leases switch capacity in New York, New York from WilTel, a national telecommunications service provider. The Company is seeking to increase its customer base and usage of its switches in order to attain the volume levels necessary to realize the economic advantages from routing such traffic through its owned or leased switch capacity. The following table provides certain information concerning the Company's switching centers:

                                             Ports         Percentage
                                          utilized at       utilized
                           Available        Dec. 31,         Dec. 31,
      Location               ports           1996             1996
-----------------------    ---------       ---------        ---------
110 East Ninth Street,      15,000            788             5.3%
  Los Angeles, CA

9560 Wilshire Boulevard,    15,000          1,364             9.1
  Beverly Hills,CA

60 Hudson Street,           38,400            648             1.7
  New York, NY (1)

(1) This switch is leased from and is shared with WilTel.

     The Company is primarily a non-facilities based interexchange carrier that routes its customers' calls over a transmission network consisting primarily of dedicated long distance lines secured by the Company from a variety of other carriers. This enables the Company to avoid the substantial capital requirements of building and maintaining its own extensive transmission facilities. The terms of these lease arrangements vary from month-to-month to longer term arrangements and the lease costs may be priced on a usage sensitive basis or at a fixed monthly rate. Because the amount the Company charges its customers for long distance telephone calls is not based on the cost to transmit such calls, long distance calls transmitted over facilities leased on a fixed cost basis generally are more profitable to the Company than long distance calls transmitted over usage sensitive circuits, assuming a sufficient volume of calls is routed over the fixed-cost route.

Accordingly, the Company's strategy is to reduce overall transmission costs by entering into long-term agreements with other carriers to lease dedicated lines at fixed monthly rates and to route as many of its customers' calls as possible over such lines. The success of this strategy depends on the Company's ability to generate a sufficient volume of its customers' calls over such facilities to exceed the fixed costs of leasing such facilities.

Recent Developments

     On August 14, 1996, a change of control of UStel occurred as a result of the purchase of a substantial portion of the shares owned by the founders of the Company by the Palisades USTL Trust (the "Trust"), an investment group principally comprised of shareholders of Consortium 2000, Inc., at an adjusted price of $5.00 per share. Coincident with this transaction, a new and experienced management team was appointed. Since its appointment, the new management team has undertaken to restructure the Company's relationship with its underlying long distance carrier, refocus marketing activities, implement a new network development strategy which will convert the majority of the Company's traffic from switched access to dedicated access, improve billing and collections and customer service, reduce cost of operations and develop a viable strategy for the future.

     The new management team undertook a comprehensive review of all of the Company's assets. This review included evaluating the net realizable value of various assets and the appropriateness of certain reserves. As a result of this review Company recorded an additional expense for the period ended September 30, 1996 in the amount of $2,860,869. This expense was primarily attributable to an increase in the reserve for bad debts, the write-down of certain deferred offering costs, the reduction of the accrual for unbilled revenues and a change in the accrual for claims against other carriers. Management believes this is an unusual and one-time charge related to management's revaluation. With the addition of the Consortium 2000 marketing organization, the Company believes that it is well-positioned to continue to grow in the future.

     The change of control was effected through the purchase by the Trust of an aggregate of 883,500 UStel shares for an aggregate consideration of $4,417,500 from the RGB/TAD Investment Partnership (the "Partnership"). The Partnership is composed of two family trusts of which Noam Schwartz, the former President of UStel, was at one time a trustee. The 883,500 shares include 270,750 shares to be purchased by the Trust pursuant to an amendment dated February 4, 1997 to an agreement dated August 14, 1996. The amendment, among other things, effected a reduction in the purchase price from $7.15 to $5.00 per share. The amendment also gives the Partnership an option to buy back 150,000 shares at $6.00 per share. Royce Diener, the former Chairman of the Board of UStel, serves as trustee of the Trust. The consideration for the shares consisted of cash and purchase money notes. The notes are payable in installments through September 30, 1997 and are secured by the shares purchased and other collateral. In addition to his voting power over the 883,500 UStel shares purchased, Royce Diener beneficially owns an additional 136,333 shares of Common Stock consisting of

53,000 shares of Common Stock owned of record and immediately exercisable warrants to purchase an additional 83,333 shares of Common Stock. Messrs. Dackerman and van Biene, both founders of and substantial shareholders in Consortium 2000, sit on the Consortium 2000 board of directors with Royce Diener. Coincident with the acquisition of the shares, Messrs. Robert L.B. Diener, Jerry Dackerman and Wouter van Biene were elected to the Board of Directors of the Company and agreed to serve as President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, respectively, of UStel. On December 23, 1996, Robert L.B. Diener was elected Chairman of the Board of Directors, and Jerry Dackerman was elected President and Chief Operating Officer.

     Concurrent with the purchase of the shares of Common Stock by the Trust, the Company entered into the Merger Agreement with Consortium 2000. Pursuant to the Merger Agreement, all of the capital stock of Consortium 2000 will be converted into an aggregate of 1,076,923 shares of the Common Stock of UStel. As a result of the Merger, Consortium 2000 will become a wholly-owned subsidiary of UStel. Consortium 2000 currently has a marketing agreement with UStel pursuant to which it markets telephone services on behalf of UStel. Royce Diener, a director of UStel, is also a director and a principal share-holder of Consortium 2000. The Merger will be effected following approval of the Merger by the stockholders of UStel and Consortium 2000. The Merger Agreement is subject to certain conditions, including receipt of stockholder approval, and other conditions as are more fully set forth in the Merger Agreement. There can be no assurance that this merger will be completed.

Consortium 2000

     Consortium 2000 is a telecommunications marketing and consulting services provider which refers telecommunications customers to long distance carriers, regional carriers, interexchange carriers, resellers and other aggregators.
It derives its revenues from sales agent commissions paid by the carriers to whom it refers its customers. Consortium 2000 obtains customers by offering to analyze the customer's long distance calling patterns, usage volume and the specialized telecommunications needs of its individual customers. Utilizing network analysis software and the expertise of its employees, Consortium 2000 provides its customers with recommendations as to which long distance carrier is best suited to provide the particular and specialized telecommunication needs of its individual clients at the lowest possible costs.

     Consortium 2000 has independent sales agent agreements with many of the major long distance carriers and is able to recommend an array of carriers to its customers or it can recommend a division of the customer's business among several carriers in order to avoid excessive concentration with a single carrier. Consortium 2000 also provides its customers with ongoing tele-communications services and technical support by monitoring any changes in client needs as well as developments in the telecommunications industry which may provide new opportunities for service to its clients. Consortium 2000 is not a long distance carrier, reseller, rebiller or representative for any particular long distance provider and does not operate a telecommunications network. It does, however, utilize the purchasing power and economies-of-scale of its client base in order to negotiate with a variety of long distance providers for special pricing and enhanced services for its clients.

     In mid-1994, UStel entered into a non-exclusive sales agent agreement with Consortium 2000. As of December 31, 1996, approximately 90% of UStel's customers base had been referred to the Company by Consortium 2000. Conversely, approximately 70% of Consortium 2000's revenues during the twelve months ended December 31, 1996 consisted of sales commissions resulting from referrals of customers to UStel. After the Merger with UStel, Consortium 2000 will continue to function as a wholly-owned subsidiary of UStel and as an independent communication services management consultant with the ability to place members with a broad range of carriers. Based upon its knowledge of comparative tariffs among alternative carriers, Consortium 2000 believes that UStel frequently represents the low-cost alternative and will accordingly continue, where appropriate to its clients' needs, to refer its customers to UStel. However, where a customer's needs are better served by another carrier, Consortium 2000 will refer such customer to the appropriate carrier and UStel will earn a sales agent commission with respect to such business. There can be no assurance as to how the Consortium 2000 customers who look to it for independent advice will perceive Consortium 2000 after it becomes a wholly-owned subsidiary of UStel. If, as a result of the Merger, or for any other reason, Consortium 2000 is no longer able to successfully market the Company's services, the Company's business would be materially and adversely affected.

Business Strategy

     The Company's strategy is to achieve continued growth and profitability by focusing its marketing efforts on small- to mid-sized businesses and by reducing its overall cost of delivering long distance telecommunications services. The Company's specific objectives are as follows:

          Continue to Market Long Distance Telecommunications Services through its Agent Network. The Company believes that direct sales are the most effective means of adding customers who will have long-term loyalty to the Company. In this regard, primarily utilizing the Consortium 2000 agent network, the Company believes that it can access new customers by continuing to market itself as a low-cost alternative compared to other long distance carriers introduced to the customer by Consortium 2000.

          Increase Name Recognition. The Company believes that its name is well-recognized in the industry as providing reliable, low-cost tele-communications services together with excellent customer service. The Company will seek to increase customer awareness by targeting its products to affinity purchasers and such other groups which the Company believes will provide it access to large customer bases.

          Leverage Consortium 2000's Diverse Client Base and Relationships with Affiliated Long Distance Carriers. The Company believes that through Consortium 2000, it can market to a diverse group of potential commercial customers and, where appropriate, participate with larger carriers in providing services to these customers. The Company believes that following the consummation of the Merger, the Company will be able to maintain client relationships and earn agent commissions from other carriers, even where the Company is not selected as the customer's primary long distance carrier.

          Utilize Synergies of Consortium 2000 Merger. The Company believes that significant cost efficiencies can be achieved through the integration of Consortium 2000 upon consummation of the Merger and consolidation of certain key functions within the combined companies.

          Installation of In-house Billing System. The Company believes that it can achieve significant cost-savings and reduce reliance on its working capital facility by the installation of its own dedicated billing system. The Company believes that the system will enable it to improve cash flow by producing billings on a more timely basis and permitting multiple billing cycles per month. The Company also believes that the system will enhance customer service and reduce billing errors.

          Increase Shared Tenant Services. The Company has installed its telecommunications equipment in two buildings where there are large numbers of commercial telecommunications users. By placing switching equipment in these locations, the Company can essentially become the customer's local telephone carrier and further decrease the cost of providing long distance services to these customers. The Company intends to provide shared tenant services in the future in circumstances where the economics justify the capital expenditures associated with providing such service.

          Increase International Traffic. The Company has a number of contracts with foreign telecommunications carriers who utilize the Company's facilities to terminate traffic either in the United States or in other foreign countries. In this manner, the Company provides "wholesale" services to the foreign carrier and is directly compensated by the carrier. Several carriers in Israel direct a portion of their international traffic to the Company's switching equipment in New York City. The Company then transmits the call to its final destination.
     The Company believes that the opportunity exists to provide such foreign call termination services from a number of countries.

          Decrease Network Costs. As a result of its substantial growth in traffic over the past two years, the Company has the opportunity to achieve reductions in its cost of carrying traffic over its network. The Company expects that these cost reductions will come from three principal initiatives: (1) negotiation of more favorable rates with its underlying long distance carriers through volume guarantees and the ability to pay for services on a more timely basis, (2) implementation of strategically placed switching and related equipment to route more traffic through the Company's fixed-cost circuits and (3) conversion of variable cost traffic to fixed cost circuits as warranted by call volume.

          Make Strategic Acquisitions. The Company believes that opportunities exist to acquire other small to mid-sized long distance carriers. Typically, smaller carriers face difficulty reaching a critical mass of business and accessing capital for expansion. Many of these carriers have attractive regional customer bases which can easily be routed through the Company's existing long distance telephone network.

The Long Distance Industry

     On January 1, 1984, AT&T's divestiture of the Bell System went into effect. As a result of the divestiture decree (the "AT&T Divestiture Decree"), AT&T was forced to divest its 22 Bell Operating Companies ("BOCs"), which were reorganized under seven RBOCs, such as Pacific Telesis and US West. The RBOCs own and are responsible for operations of the BOCs in each of their regions. The BOCs, as well as other independent companies which provide local telephone service, are characterized as LECs. The LECs are responsible for providing dial tone, local lines and billing for local service as well as local access for long distance traffic.

     The AT&T Divestiture Decree also required the LECs to provide all inter-exchange carriers, such as the Company, with access to the local telephone exchange facilities that is "equal in type, quality and price" to that provided to AT&T. In addition, the LECs were required to conduct a subscription process allowing consumers to select their long distance carrier. This development, known as "equal access," enabled consumers to complete calls using their selected long distance carrier by simply dialing "1" plus the area code and number. Prior to equal access, consumers using an interexchange carrier other than AT&T had to dial a local number, then an access code, then the area code and number of the call destination to complete a call. With equal access, all inter Local Access and Transport Area ("LATA") calls are routed auto-matically to the consumer's long distance carrier of choice. The AT&T Divestiture Decree and the implementation of equal access constitute the fundamental regulatory developments that allow interexchange carriers other than AT&T, such as the Company, to enter and compete in the long distance telecommunications market.

     All interexchange carriers, including AT&T and the Company, pay charges to the LECs for access to local telephone lines at both the originating and terminating ends of all long distance calls, unless the Company is able to install a dedicated line providing direct access from the customer to one of the Company's switch centers. As is the case with most interexchange carriers, access charges represent the single largest component of the Company's cost of revenues. One element of the Company's strategy is to focus on the development of "shared tenant services" and "shared services providing," where the Company can install dedicated lines from commercial customers concentrated in a single location such as a high rise building to the Company's switch centers thereby bypassing the local access cost.

     Since the AT&T Divestiture Decree, the long distance industry has experienced rapid technological development. Prior significant technological change was the advent of digital transmission technology, which represented an improvement over analog technology. Because the BOCs and many LECs converted rapidly to digital switches, digital technology was necessary for interexchange carriers to connect to the LECs for equal access. Accompanying the movement toward digital switching was the rapid development and implementation of fiber optic circuitry, which also requires digital technology. While AT&T had once been the only source of high quality transmission facilities, several other companies, including MCI and Sprint, entered the business of building transmission facilities using primarily fiber optic circuits.

     The construction of these additional transmission facilities created two distinct groups in the long distance industry facilities based carriers (entities which own their own transmission network) and non-facilities based carriers (such as the Company). The surge in construction of new long-haul facilities has created excess transmission capacity for long distance calls. This excess capacity and the resultant decline in transmission rates have both raised the break-even traffic volume for facilities based carriers and increased the difficulty of obtaining that volume through their internal customer bases. Accordingly, facilities based carriers have become both wholesalers and retailers, selling their transmission capacity to both non-facilities based carriers and consumers. Non-facilities based carriers such as the Company have benefitted from the wider availability and the lower cost of transmission services, as it has become possible for them to lease circuits on attractive terms, particularly as their volume of business increases to significant levels.

     The AT&T Divestiture Decree prompted several hundred new entrants into the long distance industry, including the Company. The industry, however, has experienced rapid consolidation, primarily due to the technological changes described above. Facilities based carriers, many of which were initially unprofitable due to their sizable capital outlays, began acquiring other carriers to increase traffic for their networks in an effort to cover fixed costs. Similarly, larger non-facilities based carriers began buying smaller carriers to build their traffic, improve their networking, and increase their leverage in leasing transmission facilities from facilities based carriers.

Long Distance Services

     The Company provides its customers with 24-hour long distance telephone services to all points in the United States and to foreign countries. In providing long distance telephone services, the Company offers a variety of service options, including "1+" dialing (which avoids the need to dial a separate access code to access the Company's long distance service), inbound "800" service, "800" travel service, operator services, private line networks and data transmission services. Under most of its service options, the Company charges its customers on the basis of minutes of usage at rates that vary with the distance, duration and time of day of a call as well as local access for long distance traffic.

     A subscriber may access the Company's telecommunications transmission network in several ways. If a subscriber is located in a given service origination area that has been converted to equal access and such subscriber has selected the Company as its primary long distance carrier, then access is gained by dialing "1" plus the area code and number desired. A second method of access is through dedicated access lines, which are private leased lines dedicated to one or more customers and which provide a direct connection between the customer's premises and the Company's long distance transmission network. Another method of access available in both equal access and non-equal access areas requires a subscriber to dial a seven- or ten-digit access number to reach the Company s switch. Following the switch's signal, the subscriber then enters his authorization code, area code and the telephone number of the call destination. If the switch determines that the subscriber's authorization code is valid, the switch directs the call to the desired destination through the most cost-effective intercity transmission circuits then available. The installation of automatic dialers at a subscriber's location reduces the number of digits a subscriber must dial to complete a long distance telephone call by automatically dialing the local seven- to ten-digit access number and the subscriber's authorization code. The use of dedicated access lines or dialers, which are used for high-volume subscribers, also eliminates the need to enter an authorization code. At December 31, 1996, approximately 51% of the Company's revenues were derived from customers that utilize dedicated access lines and approximately 48% of such revenues were derived from customers that utilize the direct dial method of access. Less than 1% of such revenues were derived from customers that were required to use access numbers and authorization codes.

Other Services

     The Company makes available to its customers a variety of other service options. The inbound "800" service, for example, permits the customer to be billed for long distance calls made to the customer by that customer's clients. The Company's "800" travel service permits customers to utilize the Company's network from locations outside of their own service areas. Operator assistance services provided through a third-party contractor permit broad based usages of the Company's system from business establishments and residences. The Company contracts with US Long Distance Inc., for operator services where the call is answered in the name of the customer. The Company's experience with third-party service providers has been positive. Private line networks offer specialized point-to-point services, including transmission of data, on a fixed cost basis. The TELCard calling card offers international calling capabilities in addition to convenient long distance usage. The Company also offers its customers special access options for dedicated long distance lines. Each customer of the Company receives a detailed monthly call report and invoice for services from the Company setting forth the date, number called, duration of call and time and charges for each call. While billing services are primarily provided through an outside contractor at present, the Company plans to install an in-house billing system to achieve greater control, decreased collection periods and increased profitability.
The Company presently bills certain wholesale accounts by an in-house billing system and also offers specialized billing services, including account coding which permits identification of long distance calls in a single account by caller or project.

     The Company's long distance telecommunications services are available 24 hours a day, seven days a week. To assist subscribers with questions regarding services, billing and other matters, the Company maintains a customer service department and staff which is accessible to subscribers by telephone
24 hours a day, 365 days a year.

     Consortium 2000 provides telecommunications consulting services to a diversified client base. Consortium 2000 analyzes a customer's long distance calling patterns, usage volume and specialized telecommunications needs and recommends equipment requirements, calling plans and carriers to be utilized to achieve the most effective result. Consortium 2000 also acts as a sales agent for a broad base of long distance carriers, including the Company, and is compensated in the form of commissions for business placed with each such carrier.

Transmission Network

     The Company's transmission network provides the connections from the subscriber to the call destination. A call may be completed by using either
(a) a fixed-cost, long-haul circuit, connecting the call at a switch center to the destination city where the call is terminated by a LEC which directs it to the called party or (b) when all fixed-cost circuits connected to the called city are in use or if the called area is not served by existing fixed-cost circuits, switched access services from other carriers. Switched access services are usage sensitive and may cost more or less than that of a fixed-cost circuit, depending on the volume of calls to a particular destination.

     Switched access circuits are "usage sensitive" because the rates paid for them may vary with the day, time, frequency and duration of telephone calls transmitted through such circuits. In contrast, the rates paid by the Company to lease dedicated line facilities are fixed and therefore do not vary with usage or time of day. As a result, the Company's fixed-cost circuits are less expensive to use for routes over which the Company carries high volumes of long distance traffic. Because the amount the Company charges for long distance telephone calls is not based on the cost to transmit such calls, long distance calls transmitted over high volume, fixed-cost routes generally are more profitable to the Company than long distance calls transmitted over usage sensitive circuits, assuming a sufficient volume of calls is routed over the fixed-cost route. Consequently, to the extent possible, the Company attempts to connect calls through transmission facilities which are not usage sensitive. Profitability of the Company's operations depends largely on utilizing transmission circuits on a cost effective basis. Accordingly, the Company's strategy is to reduce overall transmission costs by entering into long-term agreements with other carriers to lease bulk transmission facilities or other dedicated lines at fixed monthly rates and to route as many of its customers' calls as is possible over such lines.

     Except for certain pricing agreements, the dedicated lines used by the Company are generally leased on a month-to-month basis. While these month-to-month arrangements may be terminated upon notice by the Company, they may not be terminated under current law by the carrier unless the Company fails to comply with the terms of the lease or unless the service is terminated for the Company and all other long distance telephone carriers. Generally, rates charged under these leases may be increased or decreased by the carriers upon notice after filing with the FCC for interstate circuits, or applicable state public utilities commissions ("PUCs") for intrastate circuits, provided the rates charged apply equally to all users of the services. Since the FCC has required the detariffing of most interstate service offerings no later than September 1997, revisions to such rates by carriers will no longer be required to be pre-filed with the FCC, but will be governed by contracts between the Company and the carriers.

     Subject to the foregoing, the Company's strategy is to continue to lease bulk and/or flat rate circuit capacity and to resell that capacity at usage sensitive rates to its subscribers. The Company continuously reviews traffic study programs to analyze its volume of call traffic in light of its then-existing circuit capacity. All circuits which the Company utilizes, with the exception of local switched access circuits to a switch center, are generally offered by several common carriers, and any decision concerning which types of circuits to be used is typically based on individual route cost as well as the transmission quality of the circuits provided. The continued availability to the Company of transmission facilities leased at bulk rates is fundamental to the economic and financial viability of its business.

Call Switching Equipment

     The Company owns certain computerized network digital switching equipment that routes certain of its customers' long distance calls. Other customers' calls are routed through facilities which are leased by the Company from a variety of other carriers. A switch is a computer controlled digital processor designed primarily to route and track telephone calls. Switching equipment operates like an electronic "toll booth," routing each call to its destination and tracking the length of the call for billing purposes. A secondary function of a switch is to determine and effect the least expensive route for each call among a variety of routing options. Currently the Company owns two digital switching centers and leases additional switch capacity from WilTel. Two of the switching centers are located in Southern California and one is located in New York, New York. The Company's subscribers can access this call switching equipment through equal access, which only requires dialing "1", plus the area code and telephone number, by using a dedicated line, or by dialing a seven- or ten-digit number, authorization code, identification number (for billing), area code and telephone number. Once a customer accesses the switching equipment, the equipment "answers" the telephone call, verifies the caller's billing status, routes the call to the dialed destination and monitors the call's duration for billing purposes. The Company has programmed its switching equipment to select the most cost-effective transmission circuit then available to the Company to complete a call as dialed. In addition to networking, the Company's switching equipment verifies customers' pre-assigned authorization codes, records billing data and monitors system quality and performance. To satisfy increasing or anticipated usage of its long distance network, the Company has added and will continue to add circuit capacity at existing switching centers by increasing the number of ports on existing switches.

Rates and Charges

     The Company charges customers on the basis of minutes or partial minutes of usage at rates that vary with the distance, duration and time of day of the call. The rates charged are not affected by the cost to the Company of the particular transmission facilities selected by the Company's network switching centers for transmission of the call. Discounts are available to customers that generate higher volumes of monthly usage. The Company continually evaluates the rates and fees charged for its services and, under appropriate circumstances, may implement different pricing arrangements for existing or new services.

     The Company endeavors to charge rates that are generally lower than those charged by AT&T and competitive with those charged by other long distance carriers. The rates offered by the Company may be adjusted in the future as AT&T and other interexchange carriers continue to adjust their rates.

     Once a customer has submitted the proper paperwork and is approved by the Company's credit department, all pertinent information, e.g., telephone numbers, calling card data, address, contact person, billing address, etc. is entered into the Company's information system and the Company's computer network. The Company's information system then generates the appropriate electronic instructions which connect the customer to the Company's network.

     Data regarding calls made by the client come from several sources: the Company's switches; its calling card system; or WilTel, AT&T, Sprint and/or MCI. After receiving the records of the calls on magnetic media, the Company inputs the data into the billing system for processing.

     Processing by the Company's information system includes: checking for duplicate call records, confirming that calls to and from numbers that are not in the Company's system are flagged for further research, verifying that the origination and termination of calls are from valid telephone numbers and circuits, and verifying that valid rates exist for each call. Calls which fail any initial processing checks are placed in a rejected call file for additional analysis.

     All approved calls are rated, taxed and a bill is generated for the individual client. Substantially all of the Company's billing services are currently provided to the Company by a third party.

Marketing

     The Company's marketing efforts have been and continue to be directed principally at small- to mid-sized business and larger residential users.
The Company derives the majority of its revenues from the sale of long distance telecommunications services to commercial subscribers. Commercial subscribers typically use higher volumes of telecommunications services than residential customers and concentrate usage on weekdays and business hours when rates are highest. Consequently, commercial customers, on average, generate higher revenues per account than residential customers. While the Company's focus is on commercial customers in major metropolitan areas, it can provide long distance services to customers in any area of the United States. The largest concentration of the Company's customers is in Southern California.

     The Company principally markets long distance services through independent sales agents. These agents are not restricted to specific territories and their sales efforts are not directed, as to location, by the Company. Through the Company's marketing agreement with Consortium 2000, a network of approximately 1,000 agents have actively marketed the Company's services over the past two years. The majority of the Company's new accounts over this period have been procured by Consortium 2000-affiliated agents.

     Consortium 2000 maintains agent relationships with various long distance carriers. The Merger will provide marketing synergy in that the Company will have the flexibility to place customers with carriers other than the Company who might be in a better position to service that customer's particular needs, while still benefitting from the customer relationship through receipt of agent fees paid by the third-party carrier. From the customer's perspective, this flexibility represents a value-added element of the client relationship. The Company also has the ability to divide a customer's business between several carriers, including the Company, thereby avoiding the problem of risk concentration resulting from very large accounts. In the case of such large accounts, as long as the Company is managing the customer's long distance traffic, over time, additional traffic can be directed to the Company as the situation warrants.

Competition

     As a result of the AT&T Divestiture Decree, numerous competitors, in addition to AT&T, have entered the long distance telecommunications market, resulting in profound changes in the competitive aspects of the industry. The Company competes directly with a number of facilities based common carriers, including AT&T, MCI and Sprint, all of which have substantially greater financial, marketing and product development resources than the Company. In addition, the Company competes with hundreds of smaller regional and local non-facilities based carriers and resellers. AT&T remains the dominant company providing domestic long distance telephone service, and its pricing and services largely determine the prices and services offered by resellers and long distance telephone carriers providing long distance telephone service. Because the regulation and operations of AT&T and the BOCs are undergoing considerable change, it is difficult to predict what effects the future operations and regulation of AT&T will have on the Company's existing and prospective business operations.

     In recent years, increased competition among long distance carriers has resulted in an overall reduction in long distance telephone rates. The impact on net income of these reductions has been offset somewhat by networking efficiencies, declining costs in access charges and readily available transmission facilities, largely due to the expansion of circuit capacity through the installation of fiber optic transmission facilities. The advent of fiber optic technology has resulted in another major impact on the long distance market. Initially, long distance carriers competed with AT&T based strictly on price. Discounts of 25% to 35% from AT&T rates were typical, because long distance carriers were attempting to build market share and because their transmission quality was generally inferior to that of AT&T.
The introduction of fiber optic facilities, however, effectively eliminated AT&T's transmission quality advantage. Gradually, the industry and consumers begin to recognize the importance of quality service as well as price, and the price differential has decreased. Recognition that competition is not solely based on price has led to a greater emphasis on customer service, with many companies adding product variety, customized billing and other value-added services.

     Unlike the Company's larger facilities based competitors which own their own transmission facilities, the Company is vulnerable to changes in rates charged by facilities based carriers for use of their facilities. The Company has attempted to minimize its vulnerability to cost increases through the long-term leasing of fiberoptic and other digital transmission circuits.
While cost or concessions paid to customers may, in certain cases, be the primary consideration for a customer's selection of long distance telephone service, the Company believes that other factors are significant, including ease of obtaining access to the long distance network, quality of the telephone connection format and management information presented in the specialized billing data generated by the carrier, and enhanced services such as "800" service, repair service and automated collect calling.

Government Regulation

     General

     The Company competes in an industry that, to a large degree, continues to be regulated by federal and state government agencies. At approximately the same time as the required divestiture of the Bell telephone companies by AT&T in 1984, the FCC announced rules that were created to foster a self-regulating interstate telecommunications industry, relying upon competitive forces to keep rates and services in check.

     The FCC has regulatory jurisdiction over interstate and international telecommunications common carriers, including the Company. Under Section 214 of the Federal Communications Act, the FCC must certify a communications common carrier before it may provide international services. The Company has obtained Section 214 authorization to provide international services by means of resale.

     At December 31, 1996, the Company had obtained a certificate of public convenience and necessity or equivalent documents from 41 states to provide long distances services within those states. Regulations within each of these states, as they pertain to completing direct dial long distance calls for the Company's customers within the state, are virtually static. As the Company expands the geographic scope of its direct dial long distance business, it will be required to obtain additional state regulatory approvals to provide intrastate long distance service.

     Federal Regulation

     In 1981, the FCC substantially deregulated the interstate activities of terrestrial non-dominant interexchange resale carriers such as the Company. The FCC later extended this deregulatory policy to resellers of satellite services, resellers affiliated with independent telephone companies and facilities based carriers (such as MCI and Sprint) which compete with AT&T. It retained its jurisdiction over customer complaint procedures and basic statutory common carrier obligations to provide nondiscriminatory services and rates. The FCC ruled that interstate carriers subject to these deregulatory actions were no longer subject to certification by the FCC or to tariff filing requirements under the Communications Act.

     These changes in FCC policy, as well as substantial deregulation of AT&T have had the effect of lowering the rates of AT&T, the dominant provider of long distance telephone service and pricing model for the Company, and other providers and resellers of long distance services. The potential continued deregulation of AT&T may have a material adverse effect on the Company's ability to compete effectively with AT&T.

     In connection with the 1984 divestiture by AT&T of the RBOCs, the RBOCs, and subsequently General Telephone and Electric Company, were directed to provide all long distance carriers and resellers the same high quality access and technical interconnection that was previously provided solely to AT&T. The FCC determined that the access charges to be paid by long distance carriers such as the Company and other carriers not receiving access equal to that afforded AT&T would be set initially at a rate offering a substantial discount from the access charges paid by AT&T. Under equal access, the Company's subscribers enjoy the convenience of a universal and simple dialing plan and the Company is provided with equal access to the local exchange. Within the Company's primary marketing areas, the equal access conversion process is virtually complete; therefore, the Company no longer receives the above mentioned discount and must pay the same access charges as are paid by AT&T.

     Interstate Access Proceeding

     In an effort to encourage competition in the provision of interstate access service, in 1993 the FCC developed interim rules for the pricing of "access transport" service. Access transport service refers to the connection provided by LECs between long distance carriers' long distance facilities and the customer's telephone. These interim rules were designed to: 1) align the transport charges more closely to the way costs are incurred by reflecting both flat rate elements and usage sensitive elements; and 2) remain in effect through October 31, 1995.

     The FCC extended the interim rules indefinitely, in part, in anticipation of the Telecommunications Act of 1996. Several carriers appealed the interim rules to the US Circuit Court of Appeals for the District of Columbia which found that the FCC failed to justify important elements of the interim rules. The Court remanded the matter back to the FCC.

     In response to the Court and the Telecommunications Act of 1996, the FCC has developed a new interim formulation of access pricing which is set to expire no later than June 30, 1997. On December 23, 1996 the FCC instituted a rulemaking proceeding designed to comprehensively reform access charges and increase competition. In this proceeding the FCC is considering how best to regulate access and associated transport rate structures, so that prices for access and various access elements will become, by competition or other means, more reflective of economic costs. While the Company cannot now predict the outcome of the proceeding, the charges assessed to both the Company and its competitors are likely to be affected. The rulemaking is expected to be resolved in 1997, but implementation of new cost structures may be phased in by region or service. In the event that this rulemaking proceeding has not concluded by June 30, 1997, the FCC may extend the interim formulation date.

     FCC Forbearance Policy

     In 1983, the FCC exempted "non-dominant" long distance carriers from being required to publicly file rates with the FCC. As a result of the FCC's "forbearance" policy, non-dominant long distance carriers such as the Company were permitted to enter into individual contracts with customers without disclosing in public tariffs the rates charged to such customers to their competitors or its other customers. In November, 1992, however, the U.S. Court of Appeals for the D.C. Circuit found the FCC's "forbearance" policy to be unlawful, ruling that the forbearance policy violated federal communications law governing the FCC. In response to the ruling by the federal appeals court, MCI and the U.S. Justice Department, on behalf of the FCC, filed separate appeals with the U.S. Supreme Court requesting that the appeals court ruling be overturned. In June, 1994, the U.S. Supreme Court upheld the ruling in the case. As a result, all long distance carriers, including the Company, are required to publicly file with the FCC the rates charged for their long distance services.

     Subsequently, the Telecommunications Act of 1996 amended the Communications Act of 1934 to allow the FCC to forbear from applying any provision of the Communications Act if enforcement of the provision: (1) is not necessary to ensure that charges are just, reasonable and non-discriminatory; (2) is not necessary to protect consumers; and (3) is consistent with the public interest. On October 31, 1996, the FCC released an order finding that the statutory conditions of the Telecommunications Act of 1996 were met with regard to most tariff requirements for nondominant long distance carriers. The FCC's order required all nondominant carriers to cancel their tariffs for interstate, domestic, interexchange services on file with the FCC no later than September 22, 1997, and not file any such tariffs thereafter. International services, however, continue to be tariffed.

     Recent Legislation

     In February, 1996, the Telecommunications Act was signed into law. The purpose of the Telecommunications Act is to promote competition in all aspects of telecommunications. The Telecommunications Act requires telecommunications carriers to interconnect with other carriers and requires local exchange carriers to provide for resale, number portability, dialing parity, access to rights-of-way and compensation for reciprocal traffic. Additionally, incumbent local telephone companies are required to provide nondiscriminatory unbundled access, resale at wholesale rates and notice of changes that would affect interoperability of facilities and networks. The FCC is to adopt mechanisms to ensure that essential telecommunications services are affordable.

     The Telecommunications Act also provides that RBOCs may provide long distance service upon enactment that is out-of-region or incidental to: (i) audio/video programming; (ii) internet services for schools; (iii) mobile services; (iv) information or alarm services; and (v) telecommunications signaling. In order for a RBOC to provide in-region long distance service, the Telecommunications Act requires the RBOC to comply with a comprehensive competitive checklist and expands the role of the U.S. Justice Department in the FCC's determination of whether the entry of a RBOC into the competitive long distance market is in the public interest. Additionally, there must be a real facilities based competitor for residential and business local telephone service (or the failure of the potential providers to request access) prior to a RBOC providing in-region long distance service. RBOCs must provide long distance services through a separate subsidiary for at least three years.
Until the RBOCs are allowed into long distance or three years have passed, long distance carriers with more than 5% of the nation's access lines may not jointly market RBOC resold local telephone service, and states may not require RBOCs to provide intra LATA dialing parity except for single LATA states and states that had earlier required an RBOC to implement such parity.

     Telecommunications companies may also provide video programming and cable operators may provide telephone service in the same service area under certain circumstances. The Telecommunications Act prohibits telecommunications carriers and cable operators from acquiring more than 10% of each other, except in rural and other specified areas.

     The impact of the Telecommunications Act on UStel is unknown because a number of important implementation issues (such as the nature and extent of continued subsidies for local rates) still need to be decided by state or federal regulators. However, the Telecommunications Act offers opportunities as well as risks. The new competitive environment should lead to a reduction in local access fees, the largest single cost in providing long distance service today. The removal of the long distance restrictions on the RBOCs is not anticipated to have an immediate significant impact on UStel because of the substantial preconditions that must be met before the RBOCs can provide most in-region long distance services. However, the entry of these local telephone companies into long distance telecommunications services could result in new competition and there is a possibility that the local telephone companies will be able to use local access to gain a competitive advantage over other long distance providers such as the Company.

     On August 1, 1996, the FCC announced the adoption of rules relating to the manner in which and the price at which potential competitors in the local services market will be able to obtain local facilities and services from the incumbent telephone company. Subsequently, the FCC's rules adopted in the August 1, 1996 Order were published and challenged in federal court. Pending the outcome of this challenge to the FCC's rules, the U.S. Court of Appeals for the Eighth Circuit stayed the implementation of the relevant rules adopted by the FCC under the Telecommunications Act of 1996. Iowa Utilities Board et al. v. Federal Communications Commission, Order Granting Stay Pending Judicial Review, 4 C.R. (P&F) 1360 (8th Cir. 1996). As this case is still pending, it is unclear how any court decision and its subsequent impact on the FCC's rules will affect the Company.

     State Regulation

     In those states prohibiting intrastate resale, the Company may not engage in intrastate operations. In those states where intrastate resale is permitted (at least on an inter-LATA basis), the Company may be required to obtain state regulatory certification prior to commencing operations. At December 31, 1996, the Company had received authorization to provide telecommunications services to its customers in approximately 41 states, and is applying for authorization to provide telecommunications services to customers in other states. In addition, the Company is required to maintain on file at the state regulatory commissions in those states a tariff or schedule of its intrastate rates and charges. Various state legislatures and public utility commissions are considering a variety of regulatory policy questions which could adversely affect the Company. At this time, however, it is impossible to determine what effect, if any, such regulations, including the cost of compliance with such regulations, may have on the operations of the Company.

Employees

     At December 31, 1996, the Company had 49 full-time employees, including three executives, five network, technical and operations personnel, and 41 administrative and support personnel. None of the Company's employees are represented by a union. The Company believes that its employee relations are good. As of December 31, 1996, Consortium 2000 employed 17 persons full time, including two executives and 15 operations and accounting personnel.

ITEM 2.    PROPERTIES

     The Company leases from a third party approximately 5,000 square feet of office space in Las Vegas, Nevada, which it uses as its corporate headquarters and operations center. The facilities are leased for a term expiring in July, 1998. Rental of approximately $7,500 per month is subject to adjustment based on changes in various cost of living indices. Consortium 2000 subleases from a third party approximately 4,900 square feet of office space in Culver City, California, which it uses as its corporate headquarters and operations center. The facilities are leased for a term expiring in June, 1998. The monthly rental payment is approximately $5,000.

     The Company also is subject to several operating leases relating to properties in which its switching facilities are located expiring on various dates through 1998. See Note 5 of Notes to Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS

     The Company is a party from time to time to litigation or proceedings incident to its business. There is no pending legal proceeding to which the Company is party that in the opinion of management is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     Not applicable.

ITEM  5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range Of Common Stock

      The Company's Common Stock has traded in the over-the-counter market since June 22, 1994 and is included in the Nasdaq SmallCap Market under the symbol "USTL." The following table sets forth for the quarters indicated the high and low closing sale prices per share of Common Stock as reported by the Nasdaq SmallCap Market. Prices represent inter-dealer quotations, without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                            High      Low
      1994

      Second Quarter (from June 22)         $5.625   $5.00
      Third Quarter                          6.75     5.125
      Fourth Quarter                         7.50     6.25

      1995

      First Quarter                         $7.50    $6.00
      Second Quarter                         7.00     5.00
      Third Quarter                          6.50     4.75
      Fourth Quarter                         6.25     4.75

      1996

      First Quarter                         $6.50    $5.00
      Second Quarter                         7.00     5.75
      Third Quarter                          6.75     6.00
      Fourth Quarter                         6.00     3.13

      1997

      First Quarter (through March 22)      $4.38    $2.75

      The 2,126,851 shares of Common Stock outstanding as of December 31, 1996 were held by approximately 124 record holders, who the Company believes held for in excess of 300 beneficial holders.

Dividend Policy

      The Company has never paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. Instead the Company intends to retain any earnings to provide funds for use in its business. The Company's line of credit with Coast Business Credit restricts payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources.

ITEM  6.      MANAGEMENT'S DISCUSSION AND ANALYSIS

General

      The following discussion should be read in conjunction with the Company's Financial Statements and the Notes thereto and the other financial data included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements.

      On August 14, 1996, a change of control of UStel occurred as a result of the purchase of a substantial portion of the shares owned by the founders of the Company at an adjusted price of $5.00 per share by the Trust, an investment group principally comprising shareholders of Consortium 2000.

Coincident with this transaction, a new and experienced management team was appointed. Since its appointment, the new management team has undertaken to restructure the Company's relationship with its underlying long distance carrier, refocus marketing activities, implement a new network development strategy which will convert the majority of the Company's traffic from switched access to dedicated access, improve billing and collections and customer service, reduce cost of operations and develop a viable strategy for the future.

      The new management team undertook a comprehensive review of all of the Company's assets. This review included evaluating the net realizable value of various assets and the appropriateness of certain reserves. As a result of this review, the Company recorded an additional expense for the period ended September 30, 1996 in the amount of $2,860,869. This expense was primarily attributable to an increase in the reserve for bad debts, the write-down of certain deferred offering costs, the reduction of the accrual for unbilled revenues and a change in the accrual for claims against other carriers. Management believes that this is an unusual and one-time charge related to management's revaluation.

      With the addition of the Consortium 2000 marketing organization, the Company believes that it is well-positioned to continue to grow in the future.

Results of Operations

      The Company was formed in March, 1992, although the Company did not commence significant operations until January, 1993. Since January, 1993, the Company's monthly revenues have grown from $10,000 to approximately $2,000,000 in December, 1996. In addition, the number of subscribers to the Company's long distance telephone service has grown to in excess of 18,000 at December 31, 1996.

      On August 14, 1996, UStel, Consortium 2000, Inc. entered into a Merger Agreement and Plan of Reorganization with the execution of a Letter of Intent. Under the terms of the Letter of Intent (a) the Company will merge with Consortium 2000, Inc., with the Company being the surviving corporation in the merger, and (b) all of the capital stock of Consortium 2000, Inc., will be converted into an aggregate of 1,076,923 shares of the common stock of the Company. As a result of the Letter of Intent Consortium 2000, Inc., will become a wholly-owned subsidiary of the Company. The transaction is expected to be completed in 1997.

      The Company's primary cost is for local access services, which represents the cost of originating and terminating calls through local networks owned and operated by local telephone companies such as USWest and Pacific Telesis, combined with the cost of utilizing usage-sensitive transmission facilities and leasing long-haul bulk transmission lines from facilities-based carriers.

      The Company's profit margin depends, among other things, on the volume of its operations, on the type of services provided and on the mix between use of usage-sensitive transmission facilities and long-haul bulk transmission lines. Initial increases in volume may increase the use of usage-sensitive transmission facilities relative to fixed rate bulk transmission facilities. The Company does not expect this to have a significant impact on profit margin due to volume discounts that are available on usage-sensitive transmission facilities and the ability to shift to fixed rate long-haul bulk transmission facilities at relatively low volumes of activity.

  Quarterly Financial Data

      The following table sets forth certain quarterly financial information for 1995 and for 1996.

                               1995 - Three Months Ended
                       -------------------------------------------------
                       March 31      June 30   September 30  December 31
                       ----------   ----------   ----------   ----------
Revenues...............$3,142,512   $3,854,239   $4,313,267   $4,817,557
Total Operating Expense 3,121,261    3,804,321    4,618,929    4,707,632
Income (Loss) From
   Operations..........    21,251       49,918     (305,662)     109,925
Net Income (Loss)......     9,020       56,928     (469,429)      31,770


                               1996 - Three Months Ended
                       -------------------------------------------------
                       March 31      June 30   September 30  December 31
                       ----------   ----------   ----------   ----------
Revenues...............$4,903,267   $5,623,236   $5,639,841   $5,860,513
Total Operating Expense 4,810,345    5,458,181    8,361,599    5,919,940
Income (Loss) From
   Operations..........    92,922      165,055   (2,721,758)     (59,427)
Net Income (Loss)......     1,398       70,567   (2,849,674)    (195,485)

Comparison of Results of Operations--Year Ended December 31, 1996 Compared to
  Year Ended December 31, 1995.

      Revenues for the year ended December 31, 1996 were $22,026,857 as compared to $16,127,575 for the year ended December 31, 1995. The increase in revenues in 1996 was the result of expansion from a customer base of 9,000 at December 31, 1995 to a customer base in excess of 18,000 at December 31, 1996.

      Cost of services sold for the year ended December 31, 1996 was $16,225,354 as compared to $11,539,874 for the year ended December 31, 1995. The increase in the cost of services expense was partially caused by the change in the accrual for claims against other carriers which resulted in an additional expense of $652,665. Prior to this adjustment the cost of services expense for the year ended December 31, 1996 amounted to $15,572,689. The increase in cost of services sold, similar to the increase between periods in revenue, was the result of the expansion in the Company's customer base. Cost of services sold for the year ended December 31, 1996 was 70.7% of the revenues produced in the year in 1996. Cost of services sold for the year ended December 31, 1995 was 71.6% of the revenues produced in that period of 1995.

      General and administrative expenses for the year ended December 31, 1996 were $5,643,550 as compared to $3,074,289 for the year ended December 31, 1995.

The increase in general and administrative expenses is due to an increase in the reserve for bad debts of $1,269,704 and the write-down of certain deferred offering costs of $424,000. The additional increase of $875,557 was the result of increased staff and related costs in support of the increased revenues being produced by the Company.

      Selling expenses for the year ended December 31, 1996 were $2,420,139 as compared to $1,460,009 for the year ended December 31, 1995. The increase in selling expenses reflects the costs associated with the expansion and retention of the Company's customer base from commencement through December 31, 1996.

      Depreciation and amortization for the year ended December 31, 1996 was $249,947 as compared to $177,971 for the year ended December 31, 1995. Amortization of the Company's start-up cost asset was $19,674 for both the year ended December 31, 1996 and December 31, 1995, respectively.
Depreciation for the year ended December 31, 1996 was $230,273 as compared to $158,297 for the year ended December 31, 1995.

      The increase in depreciation was the result of the Company's increasing investments in telephone switching equipment and facilities to handle increased telephone traffic and increased investment in the computer hardware and software that supports the operations of the telephone equipment and related billing activities. The Company's investment in these fixed assets increased from approximately $1,604,000 at December 31, 1995 to approximately $2,717,000 at December 31, 1996.

      During the year ended December 31, 1996 the Company reported a loss from operations of $2,512,133 versus a loss from operations of $124,568 for the year ended December 31, 1995. This loss includes additional general and administrative expenses of $2,860,869 resulting from a review by new management, as discussed above.

      Interest expense for the year ended December 31, 1996 was $551,920 as compared to $260,437 for the year ended December 31, 1995. The Company historically utilized a short-term bank line of credit ("Bank Line") to supplement its periodic needs for cash in operations. In July, 1996 the Bank Line was repaid from the application of proceeds from certificates of deposit which secured this obligation. In December, 1995, the Company obtained a senior credit facility (the "Credit Facility") from a finance company in the amount of up to $5,000,000. This Credit Facility bears interest at the Bank of America Reference Rate plus 2% per annum, with a minimum of $15,000 interest expense per month. Interest expense charged on the Credit Facility for the year ended December 31, 1996 was $272,185 including amortization of related loan fees over thirty-six months.

      Interest income for the year ended December 31, 1996 was $101,934 principally from the Company's holdings of bank certificates of deposit and accrual of interest on related party loans, as compared to $124,060 for the year ended December 31, 1995.

      During the year ended December 31, 1996, the Company reported a net loss of $2,973,194 versus a net loss of $371,711 for the year ended December 31, 1995. The Company's new management, which took control on

August 15, 1996, conducted a thorough review of the Company's assets and as a result, the Company incurred a non-cash charge of $2,860,869 in the three-month period ended September 30, 1996.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

      During the year ended December 31, 1995 the Company reported an operating loss of $124,568 versus an operating loss of $863,571 for the year ended December 31, 1994.

      Revenues for the year ended December 31, 1995 were $16,127,575 as compared to $6,118,480 for the year ended December 31, 1994. The increase in revenues in 1995 was the result of expansion from a customer base of 2,240 at December 31, 1994 to a customer base in excess of 9,000 at December 31, 1995.

      Cost of services sold for the year ended December 31, 1995 was $11,539,874 as compared to $4,696,106 for the year ended December 31, 1994. The increase in cost of services sold, similar to the increase in revenues, was the result of the expansion in the Company's customer base. Cost of services sold for the year ended December 31, 1995 was 71.6% of the revenues produced in that period of 1995. Cost of services sold for the year ended December 31, 1994 was 76.8% of the revenues produced in that period of 1994.

      Selling expenses for the year ended December 31, 1995 were $1,460,009 as compared to $785,933 for the year ended December 31, 1994. The increase in selling expenses reflected the costs associated with the expansion of the Company's customer base from commencement through December 31, 1995. Because of the increased revenues from the Company's expanding customer base, selling expenses as percentage of revenues decreased from approximately 12.8% in the year ended December 31, 1994 to approximately 9.1% in the year ended December 31, 1995.

      General and administrative expenses for the year ended December 31, 1995 were $3,074,289 as compared to $1,412,649 for the year ended December 31, 1994. The increase in general and administrative expenses includes $515,000 of provisions for losses on receivables plus increased staff and related costs in support of increased revenues produced by the Company.

      Depreciation and amortization for the year ended December 31, 1995 was $177,971 as compared to $87,363 for the year ended December 31, 1994. Amortization of the Company's start-up cost asset $19,694 for both the year ended December 31, 1995 and December 31, 1994, respectively. Depreciation for the year ended December 31, 1995 was $158,297 as compared to $67,689 for the year ended December 31, 1994.

      The increase in depreciation was the result of the Company's investments in telephone switching equipment and facilities to handle increased telephone traffic and investments in computer hardware and software that supports the operations of the telephone equipment and related billing activities. The Company's investment in these fixed assets increased from $824,172 at December 31, 1994 to $1,604,357 at December 31, 1995.

      Interest expense for the year ended December 31, 1995 was $260,437 as compared to $152,063 for the year ended December 31, 1994. Interest income for the year ended December 31, 1995 was $124,060 as compared to $34,283 for the year ended December 31, 1994. In each period, interest income was earned from the Company's holdings of bank certificates of deposit.

Liquidity and Capital Resources

      The Company's working capital position at December 31, 1996 was approximately ($1,011,000). Since its inception, the Company has experienced pressure on its working capital position due to operating losses, the need to continually invest in telecommunications equipment, lack of an in-house billing system and a significant increase in accounts receivable due to growth in operations.

      During the year ended December 31, 1996, the Company utilized net cash of $6,068,175 for operating activities.

      Because the Company has not yet completed installation of an in-house billing system, it is dependent upon a third-party billing services provider to send out bills to the Company's customers for usage of the services provided by the Company. Because of the reliance on an outside billing service it is uneconomical for the Company to render bills more frequently than once a month. Typically, this results in bills for services being mailed out between 10 to 20 days after the end of the month in which the services are rendered. The Company is generally required to pay for the use of third-party long distance lines within 30 days of the end of month in which the service is rendered. This strains the Company's working capital as it is required to seek sources for financing the differences between the payables and receivables.

      At December 31, 1996, the Company's accounts receivable, net of allowance for doubtful accounts, was $7,015,401. In addition, through December 31, 1996, the Company had invested $2,535,268 in switching and related equipment and in computer hardware and software.

      To raise funds to meet the periodic cash needs for operations and fixed asset acquisitions, the Company has relied in the past on bridge financing in amounts ranging from $100,000 to $1,500,000 at any particular time. Funds from the initial public offering of Common Stock, a private placement of Series A Preferred Stock in 1994 and a private placement of units comprising of stock and warrants in January 1996 enabled the Company to partially alleviate, on a temporary basis, the need for these short-term bridge financings.

      In October, 1995, the Company borrowed $1,500,000 pursuant to the terms of a one-year term loan. Amounts borrowed under the agreement bore interest at 10% per annum on a daily principal balance outstanding during the three calendar months prior to each interest payment date on the first day of each calendar quarter. The agreement called for the issuance of warrants for the purchase of up to 100,000 shares of the Company's Common Stock at a price of $5.00 per share, exercisable on or prior to October 2, 2000. This loan was repaid in January, 1996 by the issuance of 160,000 shares of the Company's Common Stock and a cash payment of $725,000.

      In December, 1995, the Company obtained the Credit Facility in the amount of up to $5,000,000 with an asset-based lender. Amounts drawn under the Credit Facility accrue interest at a variable rate equal to the Bank of America Reference Rate plus 2% per annum. The Credit Facility is secured by accounts receivable and all of the Company's other assets.

      Under the Credit Facility, the Company can borrow up to an amount which is the lesser of $5,000,000 or up to 85% of the Company's eligible receivables. Subject to the $5,000,000 maximum borrowing, in addition to amounts supported by receivables, the Company may borrow on a 36-month term loan basis up to the lesser of $1,500,000 or a formula amount based on the fair value of new equipment and the liquidation value of existing equipment. The amount out-standing under the Credit Facility at December 31, 1996 was $2,225,608 and it was fully drawn.

      In February, 1996, the Company borrowed $400,000 from Kamel B. Nacif, the holder of the Company's Series A Preferred Stock. This loan was payable on demand and bore interest at the annual rate of 12%. At December 31, 1996, the unpaid balance was $84,000. Interest was payable quarterly. In addition, an 8% loan fee was payable at maturity. This loan was paid off in February 1997.

      In June, 1996, the Company borrowed $1,200,000 from an unrelated party. The one-year note bore interest at the annual rate of 12% and was unsecured. Interest was payable at maturity. In conjunction with this loan the Company agreed to issue warrants for the acquisition of up to 540,000 shares of its Common Stock at a price of $5.00 per share. Warrants for the purchase of 120,000 shares of Common Stock were issuable at the time the loan was funded. This loan was paid off in February 1997. At the time of repayment the lender was entitled to warrants to purchase 240,000 shares of the Company's Common Stock.

      As of September 9, 1996, the Company was indebted for transmission service to WilTel, its primary long distance carrier, in the amount of $5,595,963 (before application of certain volume discounts available under the transmission service contract). Payment of this amount was settled by payment of $1,000,000 on September 9, 1996, the Company's agreement to pay an additional $735,688 by September 27, 1996 and the Company's agreement to execute a promissory note in the amount of $3,860,275. In connection with this agreement, the Company further agreed to pay future WilTel invoices within 30 days of presentation. The initial due date of the promissory note was November 14, 1996, and it was later extended to December 31, 1996 and February 28, 1997. The note bore interest at the rate of 15% per annum through November 14, 1996 and 18% thereafter and was secured by a second lien on all of the Company's assets. The promissory note was also guaranteed by Consortium 2000 and secured by certain assets of Consortium 2000. On February 28, 1997, the principal balance and accrued interest under the promissory note was paid in full from the proceeds of a public offering. The amount outstanding on the promissory note at December 31, 1996 was $3,707,239.

      As of December 31, 1996, the Company had available net operating loss carry-forwards of approximately $7,722,000 for income tax purposes, which expire in varying amounts through 2011. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership.
As of December 31, 1996 the net operating loss carry-forward may be utilized at a rate of approximately $402,000 per year (subject to the Company generating sufficient income from operations). The loss carry-forward generated a deferred tax asset of approximately $3,547,850. The deferred tax asset was not recognized since it is not likely that they will be realized; accordingly, a 100% valuation allowance was provided.

      In February 1997 the Company successfully completed a secondary public offering of 1,452,500 Units (with each Unit consisting of two shares of the Company's Common Stock plus one redeemable Common Stock Purchase Warrant) for $6.00 per Unit less underwriters discount, commissions and offering costs. The net proceeds to the Company were approximately $7,065,000.

Impact of New Accounting Standards

      Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Lia-bilities" issued by the FASB is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive applications are not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.


ITEM  7.    FINANCIAL STATEMENTS

      The Financial Statements are filed as part of this Annual Report on Form 10-KSB as indexed on page F-1.

ITEM  8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

      Not applicable.

ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

      The directors and executive officers of the Company are as follows:

     Name                    Age                          Position

Robert L.B.  Diener           48       Chairman and Chief Executive
                                         Officer
Jerry Dackerman               46       President, Chief Operating
                                         Officer and Director
Barry K. Epling               44       Executive Vice President,
                                         Assistant Secretary and Director
Wouter van Biene              47       Executive Vice President,
                                         Chief Financial Officer,
                                         Secretary and Director
Abe M. Sher                   35       Vice President and General
                                         Counsel
Royce Diener(1)               78       Director
Andrew J. Grey(1)             41       Director
Noam Schwartz                 45       Director

(1) Member of Audit Committee and Compensation Committee.

      Robert L. B. Diener served the Company as a consultant from July, 1995, to January 1996, devoting a substantial portion of his time to the Company's business. He became Executive Vice President in January, 1996, President and Chief Executive Officer on August 14, 1996 and Chairman and Chief Executive Officer on December 23, 1996. From its inception in 1986 through 1993, Mr. Diener served as President and Chief Executive Officer of American Health Properties, Inc., a New York Stock Exchange ("NYSE") listed real estate investment trust specializing in health care. From 1976 through 1986, Mr. Diener held various positions with American Medical International, Inc., ("AMI"), a multinational hospital management company listed on the NYSE and included in the S&P 500, most recently Group Vice President--Corporate Development. For over seven years, he was a principal business development officer in the international division of AMI, overseeing projects worldwide. For four years prior to joining AMI, Mr. Diener was engaged in the private practice of law with a law firm in Los Angeles, California, concentrating in banking, real estate, corporate and securities law. Mr. Diener is the son of Royce Diener.

      Jerry Dackerman served the Company as Executive Vice President and Director since August 14, 1996, and on December 23, 1996, was elected President and Chief Operating Officer. Mr. Dackerman founded Consortium 2000 in 1988 as a communications user group specializing in the design of large scale telecommunications networks utilizing a group purchasing approach.
Mr. Dackerman is President and Chief Executive Officer of Consortium 2000 and will continue to serve in such capacities after the Merger is completed. Mr. Dackerman's initial experience in the telecommunications field was with Executone, Inc. and RCA American Communications. In 1977, he founded Robin & Dackerman, Inc., an international telecommunications consulting firm specializing in the design and implementation of telecommunications networks. Mr. Dackerman is also a director of New USA Growth Fund.

      Barry K. Epling has served as Vice President and a director since March 1, 1993, and served as Executive Vice President and Chief Operating Officer from September, 1995 to December 31, 1996. On December 23, 1996 he became Executive Vice President. Prior to joining the Company, he served as a consultant to the Company. Mr. Epling was employed by AT&T in network and telecommunications equipment implementation and management, as well as in other managerial capacities. Before joining AT&T, Mr. Epling worked in network and equipment implementation and management for RCA Corporation. Subsequent to RCA and AT&T, Mr. Epling was a principal of Alliance Card, where he developed the telecommunications network, wrote all communications protocols and managed the development of software to integrate UNIX, IBM AS 400 and DOS systems. Prior to March 1, 1993, when he joined the Company, Mr. Epling served as a network and systems consultant to several long distance carriers, including the Company.

      Dr. Wouter van Biene has been the Senior Vice President, Chief Financial Officer and Secretary of Consortium 2000, Inc. since 1991. On August 14, 1996, he became Executive Vice President, Chief Financial Officer and Secretary of UStel and will continue to serve in his capacity as Senior Vice President and Chief Financial Officer of Consortium 2000 after the consummation of the Merger. From 1986 to 1991, he was a partner with Robin & Dackerman, Inc., a telecommunications consulting firm. From 1972 to 1986, he was employed by AMI where he achieved the level of Group Vice President-Information Systems and Chief Financial Officer for International Operations. Dr. van Biene earned a doctorate in Economics and Business Administration at the University of Amsterdam, the Netherlands.

      Abe M. Sher was appointed by the Company as its General Counsel in January, 1996. From June, 1995 to January, 1996, Mr. Sher was an advisor to the Company. From 1994 through 1996, Mr. Sher served as a corporate finance consultant to Micro Bell, Inc., a telecommunications/paging hardware manufacturer. From 1993 through 1995, Mr. Sher served as General Counsel for SpaceWorks, Inc., an international service provider specializing in customized on-line telecommunications applications for large corporations and associations. From 1989 to 1991, Mr. Sher was also a principal and served as General Counsel of Atria Corporation, a real estate development company based in Southern California. From 1986 to mid-1995, Mr. Sher was also engaged in the private practice of law in Los Angeles, California.

      Royce Diener has served as an advisor to the Company since July, 1995, became a director of the Company in January, 1996 and served as Chairman from August 14, 1996 to December 23, 1996. Mr. Diener served for over 18 years as President, then Chairman and Chief Executive Officer of AMI. He serves on the Board of Directors of Acuson, Inc. and American Health Properties, Inc., both listed on the NYSE. Among private companies, Mr. Diener serves on the Board of Directors of Harvard Medical International, an affiliate of Harvard University. He recently completed a ten-year term as a director of Advanced Technology Ventures, a registered investment firm located in Boston, Massachusetts, and Palo Alto, California. Mr. Diener is the father of Robert
L. B. Diener.

      Andrew J. Grey served as Executive Vice President--Finance, Chief Financial Officer from January 1996 to August 14, 1996 and has been a director of the Company since January 1996. From June, 1995 until January, 1996, Mr. Grey was a consultant to the Company. Mr. Grey is a certified public accountant. Mr. Grey joined the accounting firm of Solomon, Ross, Grey & Company in 1987. Mr. Grey began his accounting career with Ernst & Whinney in 1979, where he served as both an audit supervisor and tax manager and later joined The Baldwin Company, a real estate developer, where he was employed as Senior Vice President, Treasurer and Controller and was responsible for accounting, computer systems and financing.

      Noam Schwartz founded the Company in July, 1991 and served as President, Chief Executive Officer and a director from March 20, 1992 to August 14, 1996. He was an Executive Vice President of the Company from August 14, 1996 to December 31, 1996. Mr. Schwartz was a principal of Homestead Management, Inc., a real estate management company, and Homestead Group Associates, a real estate development and construction company which constructed over 2,500 apartment units between 1988 and 1991. Mr. Schwartz also serves as a director of Triangle Development, Inc. and Great American Homes, Inc.

Board of Directors

      Directors are elected annually to serve until the next annual meeting of stockholders and until their successors are elected and qualified or until their death, resignation or removal. The Company plans to reimburse its non-employee directors for reasonable expenses incurred in attending meetings of the Board.

      The Audit Committee of the Board of Directors, comprised of Royce
Diener and Andrew J. Grey, is responsible for making recommendations concerning the engagement of independent certified public accountants, approving professional services provided by the independent certified public accountants and reviewing the adequacy of the Company's internal accounting controls. The Compensation Committee, comprised of Royce Diener and Andrew J. Grey, is responsible for recommending to the Board of Directors all officer salaries, management incentive programs and bonus payments.

Compensation Committee Interlocks and Insider Participation

      Prior to August 1996, the Company did not have a compensation committee. Messrs. Schwartz and Epling participated in deliberations concerning compensation of executive officers during 1995. None of the executive officers of the Company have served on the board of directors or on the compensation committee of any other related entity.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Exchange Act of 1934 requires the Company's directors and officers, and persons who won more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

      Base solely on the Company's review of the copies of such reports received by it during the year ended December 31, 1996, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year or prior fiscal years, except as follows:

Name of Person         # of Late    # of Transactions Not    Failure to File
 and Position           Reports    Reported in Timely Basis  a Required Report
----------------------  -------    ------------------------  -----------------
Robert L. B. Diener         1                  1
Chairman, Chief
  Executive Officer
  and Director

Jerry Dackerman             1
President, Chief Operating
  Officer and Director

Barry K. Epling                                1                 Form 4
Executive Vice President,
  Assistant Secretary
  and Director

Wouter van Biene            1
Executive Vice President,
  Chief Financial Officer
  and Director

Abe M. Sher                 1
Vice President and
  General Counsel

Andrew J, Grey              1                  1                 Forms 3 and 4
Director

Royce Diener                1
Director

Kamel B. Nacif                                 2                 Forms 3 and 4
10% holder

TAD 1993 Family Trust                          1                 Form 4
10% holder

RGB 1993 Family Trust                          1                 Form 4
10% holder

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth all compensation received by the Company's Chief Executive Officer and its other most highly compensated executive officers and key employees whose total cash and cash equivalent compensation exceeded $100,000 for services rendered to the Company for the years ended December 31, 1994, 1995 and 1996.
                                                             Long Term
                                                            Compensation
                                                            ------------
                                                               Awards
                                                              Payouts
                                                            ------------
                                                             Securities
                                                    Annual   Underlying
                                                Compensation Options/SAR's
Name and Principal Position               Year    Salary         #
                                          ----   ----------  -----------
Robert L.B.  Diener(1)                    1996   $   --         --
  Chairman, Chief Executive Officer and   1995       --         --
  Former President                        1994       --         --

Jerry Dackerman(1)                        1996       --         --
  President, Chief Operating Officer      1995       --         --
  and Director                            1994       --         --

Wouter van Biene(1)                       1996       --         --
  Executive Vice President, Chief         1995       --         --
  Financial Officer, Secretary and        1994       --         --
  Director

Barry K. Epling                           1996     102,440    100,000
  Executive Vice President,               1995      93,000      --
  Assistant Secretary, Director           1994      93,000      --
  and Former Chief Operating Officer

Noam Schwartz                             1996     120,000    100,000
  Former President, Chief Executive       1995     100,000    210,000
  Officer and Director                    1994      60,000    210,000

(1) In January 1997, the Company entered into three-year employment agreements, retroactive to August 15, 1996, with Messrs. Diener, Dackerman and van Biene, at annual salaries of $200,000, $180,000, and $140,000, respectively, with bonuses to be determined at the discretion of the Board of Directors. The employment agreements for Messrs. Diener, Dackerman and van Biene provide that, under certain circumstances, in the event of a change in control of the Company, each employee shall be paid the amount of his compensation as would be due for the balance of his term of employment, or for the two year period from such change in control, whichever is longer.

      The Company has entered into employment agreements with Noam Schwartz and Barry Epling that provide for annual salaries of $120,000 (of which Mr. Schwartz only drew $100,000 in 1995) and $93,600, respectively. Mr.
Schwartz's employment agreement provides for a three-year term ending March 1, 1997. Mr. Schwartz resigned effective December 15, 1996. Mr. Epling's employment agreement provides for a five-year term commencing December 1, 1993, although the salary provided for in such agreement did not commence until February 1, 1994. Each of the employment agreements also provides for bonuses to be paid at the discretion of the Company's Board of Directors.

      The compensation of Robert L. B. Diener, in his capacity as the Company's former Executive Vice President and Secretary, was payable by the Company as consulting fees to Diener Financial Group, a company wholly owned by Mr. Diener, under a one-year consulting agreement effective September 1, 1995. Pursuant to this arrangement, the Company agreed to pay Mr. Diener $7,500 per month. In addition, Mr. Diener was to personally receive $5,000 per month for a one year period starting November 1, 1995. The consulting agreement further provided that Diener Financial Group and Mr. Diener were to receive five-year warrants to purchase up to 100,000 shares each of Common Stock at a price of $5.00 per share. On August 14, 1996, Mr. Diener became President and Chief Executive Officer of the Company.

      In September, 1996, the Company entered into a two-year employment agreement with Abe M. Sher that provides for a monthly salary of $6,950. Mr. Sher's employment commitment is for 50% of his working time. The Company previously granted Mr. Sher five-year warrants to purchase up to 200,000 shares of Common Stock at $5.00 per share and issued to him 32,000 shares of Common Stock.

All of such warrants are currently exercisable. The 32,000 shares of Common Stock are restricted from transfer for two years from the date of grant and are forfeitable to the Company if Mr. Sher elects to terminate his employment with the Company during that two-year period.

1993 Stock Option Plan

      The 1993 Stock Option Plan (the "Stock Option Plan") provides for the grant of options to acquire the Company's Common Stock ("Options"), the direct grant of shares of the Company's Common Stock ("Stock Awards"), the grant of stock appreciation rights ("SARs"), or the grant of other cash awards ("Cash Awards") (Stock Awards, SARs and Cash Awards collectively are referred to herein as "Awards"). Options and Awards under Stock Option Plan may be issued to executives, key employees and others providing valuable services to the Company and its subsidiaries. The Options issued may be incentive stock options or nonqualified stock options. A maximum of 450,000 shares of Common Stock of the Company may be issued under the Stock Option Plan. Of this amount, 40,000 options are available for grant. The Company anticipates that it will seek stockholder approval of a proposal to increase the number of shares that may be issued under the Stock Option Plan. If any change is made in the stock subject to the Stock Option Plan, or subject to any Option or SAR granted under the Stock Option Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, split-up, combination of shares, exchange of shares, change in corporate structure or otherwise), the Stock Option Plan provides that appropriate adjustments will be made as to the maximum number of shares subject to the Stock Option Plan and the number of shares and exercise price per share of stock subject to outstanding options.


      The 1993 stock Option Plan is administered by the Board of Directors of the Company or a committee appointed by the Board. The exercise price of all options granted under the Stock Option Plan must be at least equal to the fair market value of such shares at the date of grant. The maximum term of options granted under the Stock Option Plan is 10 years. With respect to any participant who owns stock representing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any option must be equal at least to 110% of the fair market value of such shares on the date of grant.

      Options granted under the 1993 Stock Option Plan are nontransferable other than by will or by the laws of descent and distribution upon the death of the option holder and, during the lifetime of the option holder, are exercisable only by such option holder. Termination of employment at any time for cause immediately terminates all options held by the terminated employee.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                 Number of Securities  Percent of Total
                 Underlying Options/    Options/SAR's    Exercise of
                   SAR's Granted     Granted to Employees Base Price Expiration
Name                    #              In Fiscal Year      ($/sh)      Date
--------------     ------------        --------------      ------   ----------
     (a)               (b)                   (c)             (d)        (e)
Robert L. B. Diener    -0-                   -0-            -0-        N/A
Noam Schwartz        100,000                 50             5.00       01/06
Barry Epling         100,000                 50             5.00       01/06

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FY-END OPTION/SAR VALUES
                            (Individual Grants)
                                                                     Value of
                                                      Number of    Unexercised
                                                     Unexercised  In-the-Money
                      Shares                        Options/SAR s Options/SARs
                     Acquired         Value         At FY-End (#) At FY-End($)
                    On Exercise      Realized         Exercisable Exercisable
Name                   (#)              $           Unexercisable Unexercisable
--------------------- ------        -----------    -------------- -------------
     (a)               (b)             (c)               (d)          (e)
Robert L. B. Diener    -0-             -0-               -0-
Noam Schwartz          -0-             -0-               -0-
Barry Epling         100,000         500,000             -0-          -0-

      At December 31, 1995, there were outstanding options to acquire 210,000 shares of the Company's Common Stock under the Stock Option Plan. These options were granted in January, 1994 to Noam Schwartz, the Company's former President, at an exercise price of $7.50 per share, one-third of which will vest each year following the date of grant. As of December 31, 1995, no options had been granted to any other executive officers of the Company and no options had been exercised. In January, 1996, the Company's Board of Directors approved the reduction of the exercise price of Mr. Schwartz's outstanding options to $5.00 per share. In January, 1996, the Company also granted to each of Noam Schwartz and Barry Epling from the Stock Option Plan, options to purchase 100,000 shares of Common Stock at $5.00 per share. In June, 1996, Mr. Epling exercised such options in connection with the Company's acquisition of a switch owned by Mr. Epling.

Limitation of Director's Liability and Indemnification

      The Company's Articles of Incorporation limit the liability of its directors in their capacity as directors to the fullest extent permitted by the Minnesota Business Corporation Act. Specifically, directors of the Company will not be personally liable for monetary damages for breach of fiduciary duty as directors except liability for (i) any breach of the duty of loyalty to the Company or its stockholders, (ii) acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) dividends or other distributions of corporate assets that are in contravention of certain statutory or contractual restrictions, (iv) violations of certain Minnesota securities laws, or (v) any transaction from which the director derives an improper personal benefit.

      The Minnesota Business Corporation Act requires that the Company indemnify any director, officer or employee made or threatened to be made a party to a proceeding, by reason of the former or present official capacity of the person, against judgments, penalties, fines, settlements and reasonable expenses incurred in connection with the proceeding if certain statutory standards are met. "Proceeding" means a threatened, pending or completed civil, criminal, administrative, arbitration or investigative proceeding, including a derivative action in the name of the Company. Reference is made to the detailed terms of the Minnesota Indemnification Statute (Minn. Stat. SEC.302A.521) for a complete statement of such indemnification rights. The Company's Bylaws also require the Company to provide indemnification to the fullest extent of the Minnesota Indemnification Statute.

      Pursuant to the terms of the Underwriting Agreement, the directors and officers of the Company also are indemnified against certain civil liabilities that they may incur under the Securities Act in connection with the secondary public offering of 1997. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to officers, directors or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Outstanding Warrants

      The following table sets forth certain information as of December 31, 1996 with respect to the issuance or agreements to issue by the Company of warrants to purchase Common Stock:

                                   Max. Shares
Date of Name of Holder/           Issuable Upon Exercise Date First Expire
Issue   Description of Group      Exercise      Price   Exercisable  Date
-----   -------------------------   ----------  ------- -------     --------
 6/94   Registered Consulting Grp       16,000    5.00    6/94       N/A
        In consideration of financial
        public relations services

 6/94   Norcross Securities, Inc.       65,000    6.25    6/95       6/99
        Granted to the Underwriter
        upon completion of the
        Company's initial public
        offering.

 8/95   Diener Financial Group         100,000    5.00    (1)       10/00
        Issued in connection with
        engagement as a financial
        consultant to the Company

10/95   $1,500,000 term loan investors 100,000    5.00   10/95      10/00
        Issued to investors making
        $1,500,000 term loan to the
        Company.

11/95   Robert L.B.  Diener            100,000    5.00     (1)      11/00
        Issued in connection with
        Mr. Diener's engagement as a
        consultant to the Company

 1/96   Abe M. Sher                    200,000    5.00     (1)      12/01
        Issued in connection with
        Mr. Sher's engagement as Vice
        President and General Counsel

12/95   Investors in equity private    160,000    7.50    5/95       5/01
          placement
        Issued as part of 160,000 units
        (consisting of 160,000 shares of
        Common Stock and 160,000 Common
        Stock purchase warrants) in a
        private placement completed in
        December, 1995

 9/96   Dan Knoller                    100,000    5.00    9/96       8/01
        Issued in connection with
        Mr. Knoller's employment

 6/96   Jeflor, Inc.                   240,000(2) 5.00    8/96       6/01
        Issued in connection with a loan
        for $1,200,000 due June 19, 1997,
        subject to four 90 day extensions

              Total                  1,081,000

(1)   The warrants are fully vested.

(2) As of December 19, 1996 Jeflor, Inc., was entitled to warrants for 240,000 shares. This loan was repaid in full in February 1997.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of December 31, 1996 and as adjusted to give effect to the sale of 1,452,500 Units by the Company and 100,000 Units by the Selling Stockholder in the 1997 secondary public offering by (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director of the Company owning Common Stock, (iii) each executive officer of the Company owning Common Stock and
(iv) all executive officers and directors of the Company as a group.

                            Number of Shares       Shares   Shares Beneficially
                           Beneficially Owned       Being     Owned After
                        Prior to the Offering(1)   Offered    Offering(1)

Name and Address(1)        Number     Percent      Number    Number    Percent

Robert L.B.  Diener(2)      210,000        9.0%        --    210,000       4.1%
Jerry Dackerman(3)             --            *         --       --          *
Wouter van Biene(3)            --            *         --       --          *
Abe M. Sher(4)              232,000       10.0         --    232,000       4.6
Barry Epling(5)             202,851        9.5         --    202,851       4.0
Royce Diener(3)(6)          749,083       33.9      200,000  549,083      10.9
Noam Schwartz(7)(8)         580,750       23.8         --    580,750      11.5
Andrew J. Grey(9)            95,000        4.5         --     95,000       1.8
Kamel B. Nacif(10)          750,000       26.0         --    750,000      14.9
Jeflor, Inc.(11)            240,000       10.0         --    240,000       4.7
SAS, Ltd                    112,000        5.3         --    112,000       2.2
All directors and
 officers as a group
 (eight persons)(3)(12)    2,069,684      68.5             1,869,684      37.1

    *  Less than one percent.

(1) In calculating percentage ownership, all shares of Common Stock which the named stockholder has the right to acquire upon exercise of stock options or conversion of convertible securities exercisable or convertible within 60 days of March 22, 1997, are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such stockholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other stockholder. Percentages may be rounded. Each of such persons may be reached through the Company at 2775 South Rainbow Boulevard, Suite 102, Las Vegas, Nevada 89102.

(2) Consists of 5,000 shares of Common Stock and warrants exercisable at March 22, 1997 to purchase up to 100,000 shares of Common Stock owned by the Diener Financial Group, and warrants to purchase up to an aggregate of 105,000 shares of Common Stock owned by Robert L.B. Diener, individually.

(3) Does not include 161,566, 170,961, and 132,664 shares of Common Stock to be issued in the Merger to Messrs. Dackerman, van Biene and Royce Diener, respectively, in exchange for their shareholdings in Consortium 2000.

(4)   Consists of 32,000 shares of Common Stock and 200,000 shares of Common

Stock issuable upon the exercise of warrants that were exercisable within 60 days of March 22, 1997.

(5) Consists of 107,851 shares of Common Stock and 95,000 shares that Mr. Epling has the right to acquire pursuant to the exercise of an option granted by Noam Schwartz and his father, David Schwartz. The terms of the options to acquire these shares are provided in separate Stock Option and Repurchase
Agreements between Mr. Epling and Noam and David Schwartz.   The Stock Option
and Repurchase Agreements provide that the shares may be purchased from such individuals at an exercise price of $1.00 per share. The option is exercisable immediately and may be exercised at any time on or before January 12, 1998, provided, however, that in the event Mr. Epling's employment is terminated for reasons other than death or disability, the option shall terminate immediately.

(6) Includes 612,750 shares owned by the Trust, a trust established by a group of investors for which Royce Diener serves as trustee. As trustee, Mr. Diener is vested with the authority to distribute any income and/or the principal of the Trust to its beneficiaries in the future. Also consists of 53,000 shares of Common Stock and warrants exercisable at March 22, 1997 to purchase up to 83,333 shares of Common Stock.

(7) Includes 270,750 shares of Common Stock and 310,000 shares issuable upon exercise of options granted under the Company's Stock Option Plan.

(8) Does not give effect to the possible exercise of the option referred to in footnote (5) above.

(9) Consists of 95,000 shares of Common Stock issued to Integrated Financial Consultants, Inc., a company wholly owned by Mr. Grey.

(10) Consists of 750,000 shares of Common Stock underlying 550,000 shares of Series A Convertible Preferred stock issued to Mr. Nacif.

(11)  Consists of warrants to purchase 240,000 shares of Common Stock.

(12) Includes an aggregate of 893,333 shares of Common Stock as to which the named directors and executive officers may acquire, as described in footnotes (2), (4), (5), (6), (7) and (8) above.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has advanced funds to Mr. Noam Schwartz. At December 31, 1995 and 1996, Mr. Schwartz owed the Company approximately $193,000 and $177,000, respectively.

      In mid-1995, the Company retained Consortium 2000 as a non-exclusive independent sales representative on a commission basis. As part of the consideration for its engagement, the Company agreed to issue Consortium 2000 warrants to purchase up to 300,000 shares of Common Stock. These warrants are exercisable in increments of 50,000 shares upon the Company reaching certain monthly revenue milestones for four years from the date of issuance. The minimum exercise price of the warrants is $7.50 per share and increases depending on when specified monthly revenue milestones are met.

Royce Diener, a director of the Company, is the Chairman of the Board of Consortium 2000. These warrants will be canceled upon consummation of the Merger.

      In June, 1995, the Company obtained a revolving line of credit from Bank Leumi in the amount of $3,000,000, secured by certificates of deposit held by the bank and guaranteed by Noam Schwartz. This line of credit was fully repaid in July 1996.

      In August, 1995, the Company agreed to engage the Diener Financial
Group as a financial consultant for a period of one year commencing September 1, 1995 and agreed to grant to the Diener Financial Group five year warrants to purchase 100,000 shares of the Company's Common Stock at $5.00 per share. The sole principal of the Diener Financial Group is Robert Diener, who currently is the Company's Chairman and Chief Executive Officer. Pursuant to the Diener Financial Group engagement, the Company agreed to pay a consulting fee of $7,500 per month to the Diener Financial Group and $5,000 a month to Mr. Diener personally. The Company also agreed to additionally compensate the Diener Financial Group in an amount equal to 1%, 2% and 3% of the senior debt, subordinated debt and equity proceeds, respectively, raised by the Diener Financial Group for the Company. As of August 14, 1996, the engagement agreement with the Diener Financial Group was terminated with no additional sums owing to the Diener Financial Group.

      In October, 1995, the Company obtained a $1,500,000 term loan from a group of investors introduced to the Company by the Diener Financial Group.
Of the $1,500,000 loaned to the Company by the investor group, $500,000 came from Royce Diener. The loan bore interest at 10% per annum payable quarterly and was due in one year. The loan was secured by the Company's accounts receivable and unrestricted deposit accounts of the Company to the fullest extent permitted by law and was convertible at the lenders' option, in whole or in part, into shares of the Company's Common Stock at the rate of $5.00 per share. The Company also issued to the members of the investor group five-year warrants to purchase an aggregate of up to 100,000 shares of Common Stock at $5.00 per share. The warrants are allocable among the members of the investor group in proportion to the amount loaned to the Company, which means that Royce Diener, who loaned one-third of the total term loan, is entitled to one third of the warrants (i.e., warrants to purchase 33,333 shares of Common Stock). In consideration for arranging the term loan in 1995, the Company paid Robert Diener $15,000 (1% of the proceeds raised). The $1,500,000 term loan was repaid by the Company in January, 1996 from proceeds drawn under its new line of credit with Coast Business Credit.

      In January, 1996, the Company completed a private placement of 160,000 Units (consisting of 160,000 shares of Common Stock and 160,000 redeemable common stock purchase warrants) raising net proceeds of approximately $775,000. For assisting the Company in connection with this private placement, the Company paid Robert Diener the sum of $25,000. In November, 1995, the Company granted Mr. Diener 100,000 warrants exercisable at $5.00 per share, expiring October, 2000.

      In June, 1996, the Company acquired title to a telecommunications switch owned by Mr. Epling for aggregate consideration in the amount of $702,157. Consideration was paid by crediting $500,000 as payment for the issuance of

100,000 shares of Common Stock to Mr. Epling pursuant to the exercise of employee stock options, canceling approximately $117,799 in interim advances made by the Company to TYC, Inc., a corporation wholly-owned by Mr. Epling, and a cancellation of interim advances of approximately $68,656 made by the Company to Mr. Epling for upgrading the switch, and the issuance of an additional 7,851 shares of Common Stock to Mr. Epling based on a $5.00 per share market value. At the time the switching equipment was acquired, it was appraised at approximately $716,000.

      In consideration of services rendered and to be rendered to the Company and $95,000 paid in the form of a promissory note due upon the earlier of conversion or May 31, 2005, in November, 1995, the Company issued to Integrated Financial Consultants, Inc., a company wholly-owned by Andrew J. Grey, ("IFC") 95,000 shares of its Series B Convertible Preferred Stock ("Series B Preferred"). In February, 1996, the Company agreed to cancel the $95,000 note. In September, 1996, these shares converted into 95,000 shares of Common Stock.

      In January, 1996, the Company entered into a supplemental consulting agreement with IFC to provide the services of Mr. Grey as the chief financial officer and as a director of the Company for up to 20 hours of service per week for compensation of $12,500 per month. IFC agreed to defer payment of $7,500 per month until such time as the Company obtained certain additional financing, or experienced a change in control, as defined in the agreement, or IFC terminated the services. The amount of deferred compensation is $166,000 and is represented by a promissory note bearing interest at 10% per annum and is being paid from the 1997 secondary public offering proceeds. Effective August 14, 1996 this agreement was terminated.

      In July, 1996, the Company's Board of Directors authorized the issuance of 20,000 shares of Common Stock to Consortium 2000 at $5.75 per share to reconcile variances in commissions owed to Consortium 2000 for July, 1995 through March, 1996. Prior to the Merger, these shares will be distributed as dividends to the shareholders of Consortium 2000.

      In August, 1996, the Company entered into a two-year consulting agreement with Vanguard Consultants, Inc., a Nevada corporation owned by Ronnie Schwartz, to provide consulting services in the areas of marketing, finance and business development. Pursuant to this agreement, Vanguard Consultants, Inc. will receive $7,500 per month for such services.

      Pursuant to the Merger Agreement, all of the outstanding shares of Consortium 2000 will be converted into 1,076,923 shares of Common Stock and Consortium 2000 will become a wholly owned subsidiary of the Company.

      Noam Schwartz, and his brother, Ronnie Schwartz, personally guaranteed the Company's credit facility with Jeflor, Inc. As of December 31, 1996, the amount outstanding under this facility was $1,200,000. The loan was paid off in February 1997,

      Under Minnesota law, officers and directors of the Company may enter into transactions or contracts with the Company provided generally that (i) the transaction is fair to the Company at the time it is authorized or approved; (ii) the stockholders approve the transaction after disclosure of the relationship or interest; or (iii) after disclosure to the Board of Directors, a majority of the disinterested board members authorize the transaction. In addition, any transaction involving a loan, guarantee or other financial assistance by the Company to an officer or director requires approval of the Board of Directors.

Related Party Transactions

      The Company has entered and anticipates that it will enter into business transactions with certain of its principal stockholders and entities that are owned or controlled by certain of its principal stockholders, including the acquisition of Consortium 2000. Although the Company may continue to enter into such transactions in the future, its policy is not to enter into transactions with related persons unless the terms thereof are at least as favorable to the Company as those that could be obtained for unaffiliated third parties and are approved by a majority of disinterested directors.

ITEM  13.   EXHIBITS

Exhibit
Number      Exhibits

  2 Merger Agreement and Plan of Reorganization by and among UStel, Inc., Consortium Acquisition Corporation and Consortium 2000, Inc. dated August 13, 1996(4)

  3.1       Articles of Incorporation of the Company(1)

  3.1-a,b   (a)   Statement of Designation of Preferences and Rights of Series
                  A Convertible Preferred Stock(2)

            (b) Amendment to Statement of Designation of Preferences and Rights of Series A Convertible Preferred Stock*

  3.2       Bylaws of the Company(1)

  4.1       Form of Certificate evidencing shares of Common Stock(l)

  4.1-a * Form of Warrant Agreement between the Company and American Transfer & Trust, Inc.

  4.2       Form of 12% Convertible Subordinated Debenture(1)

  4.3 * Form of Representative's Warrant between the Company and Barber & Bronson Incorporated

  4.4 *     Form of Warrant Certificate

  4.5 *     Form of Unit Certificate

 10.1       Federal Communications Commission Order, Authorization and
             Certificate dated October 20, 1992(1)

 10.3 Carrier Switched Services Agreement between the Company and WilTel, Inc. dated March 10, 1993(1)

 10.3.1      Collocate Agreement with WilTel, Inc., dated January 9, 1995(3)

 10.5 Lease Agreement between the Company and California Mart, dated June 11, 1993(1)

 10.12-a,b,c (a) Leases for 3,400 square feet in Las Vegas, Rainbow Interim
             Partners, dated June 19, 1995(3)

             (b) NY Lease Forty-Seventh-Fifth Company, dated July, 1994(3)

             (c) PacTel Meridian Systems, Equipment Agreement, dated April 15, 1994(3)

Exhibit
Number       Exhibit

 10.18 Employment Agreement between the Company and Noam Schwartz, dated February 1, 1994(1)

 10.19 Employment Agreement between the Company and Barry Epling, dated December 1, 1993(1)

 10.20       1993 Stock Option Plan(1)

 10.21       Form of 1993 Option Agreement(1)

 10.22 Stock Option Agreement between Noam Schwartz and Barry Epling, dated December 1, 1993(1)

 10.23 Stock Option Agreement between David Schwartz and Barry Epling, dated December 1, 1993(1)

 10.24+ Employment Agreement between the Company and Abe Sher, as of January 4, 1996

 10.24-a+    Modification to Employment Agreement between the Company and Abe
             Sher.

 10.25 Consulting Agreement between the Company and Integrated Financial Consultants ("IFC"), dated November 10, 1995, and Supplement and Cancellation of Indebtedness Agreement between the Company and IFC dated January 10, 1996(3)

 10.26       Coast Business Credit Agreement, dated as of December 21, 1995(3)

 10.28       Consortium 2000 Agreement, dated as of August 5, 1994(3)

 10.29       Subscription Documents, 160 Units, January 15, 1996, Form of(3)

 10.30       Registered Consulting Group Agreement, dated June 20, 1994(3)

 10.33 Robert L. Diener Consulting Agreements, dated November 1, 1995, August 15, 1995(3)

 10.34 Service Agreement between the Company and Cardservice International, dated December 21, 1993(3)

 10.35 Interconnect Agreement between the Company and Euronet International, dated December 17, 1994(3)

 10.37 Service Agreement between the Company and Digital Communications of America, Inc., dated October 14, 1992(3)

 10.38 Carrier Transport and Switched Services Agreement, dated December 15, 1993(4)

Exhibit
Number       Exhibit

 10.39 Telecommunication Services Agreement between the Company and WilTel, Inc., dated July 25, 1994, Confidential Redacted Version (3)

 10.41 Registration Rights Agreement, dated August 14, 1996 between the Company and Consortium 2000 Shareholders (exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on August 27,
             1996)(4)

 10.42 Registration Rights Agreement, dated August 14, 1996 between the Company and Noam Schwartz, David Schwartz, the RGB 1993 Family Trust and the TAD 1993 Family Trust (exhibit 10.2 to the Company's report on Form 8-K filed with the SEC on August 27, 1996)(4)

 10.43+ Promissory Note, and ancillary agreement, between the Company and Kamel B. Nacif, dated February 29, 1996

 10.44+ Beverly Hills Switching Equipment Letter Agreement, among the Company, Barry Epling individually and d/b/a TYC and TYC, Inc., dated June 5, 1996

 10.45+ Form of Employment and Non-Disclosure Agreement between the Company and Danny Knoller, dated September 1, 1996

 10.46+ Consulting Agreement between the Company and Vanguard Consultants, Inc., dated August 1, 1996

 10.47+ Indemnification Agreement between the Company and Noam Schwartz, dated August 2, 1996

 10.48+ Letter Agreement between the Company and Consortium 2000, Inc., dated August 7, 1996

 10.49+ Amendment Number One to Loan and Security Agreement, Secured Promissory Note and Amended and Restated Secured Promissory Note between the Company and Coast Business Credit, dated September, 1996

 10.50+      WilTel, Inc. Extension Documents:

             (a) promissory note, dated September 10, 1996
             (b) security agreement, dated September 19, 1996
             (c) letter agreement, dated December 27, 1996

 10.51+ Sublease between Consortium 2000, Inc., and Primedex Corporation, dated September 25, 1993

 10.52+ Sales Agency Agreement between Consortium 2000, Inc., and WorldCom, Inc., d/b/a/ LDDS WorldCom, dated June 1, 1995 Confidential Redacted Version

Exhibit
Number       Exhibit

 10.53+ Hertz Technologies, Inc., Marketing Agreement and Amendments No. 1 and 2 thereto, between Consortium 2000, Inc., and Hertz Technologies, Inc., dated July 7, 1995 Confidential Redacted Version

 10.54+ Distributor Program Agreement and Amendment No. 1 and 2 thereto, between Consortium 2000, Inc., and LCI International Telecom Corp., dated November 3, 1994, January 31, 1996 and March 26, 1996, respectively, Confidential Redacted Versions

 10.55+ Marketing Services Agreement between Consortium 2000, Inc. and New Enterprise Wholesale Telephone Services, Limited Partnership, dated August 15, 1994, Confidential Redacted Version

 10.56+ Consortium 2000 and Call Points, Inc. Agreement between Consortium 2000 and Call Points, Inc., dated September 7, 1995, Confidential Redacted Version

 10.57+ Client Contract among Consortium 2000, Inc., Verifications Plus and Advanced Data Com, Inc., dated January 24, 1996, Confidential Redacted Version

 10.59+ Promissory Note, Commercial Security Agreement and Letter Agreement between Consortium 2000, Inc., and City National Bank, dated May 28, 1996, May 28, 1996 and May 30, 1996, respectively

 10.60-a,b,c,d+(a)  Letter Agreement between the Company and Jeflor, Inc., dated June 10, 1996
               (b) Subordinated Convertible Debenture, dated June 19, 1996

               (c) Warrant, dated June 21, 1996

               (d) Guaranty of Loan by Noam Schwartz, Ronnie Schwartz and
                      Haskel Iny, dated June 17, 1996

 10.61+ Form of Employment and Non-Disclosure Agreement between the Company and Robert B. Diener, effective as of August 15, 1996

 10.62+ Form of Employment and Non-Disclosure Agreement between the Company and Jerry Dackerman, effective as of August 15, 1996

 10.63+ Form of Employment and Non-Disclosure Agreement between the Company and Wouter van Biene, effective as of August 15, 1996

 10.64+      Form of Indemnification Agreement between the Company and Robert
             B. Diener, effective as of August 15, 1996

 10.65+ Form of Indemnification Agreement between the Company and Jerry Dackerman, effective as of August 15, 1996

Exhibit
Number       Exhibit

 10.66+ Form of Indemnification Agreement between the Company and Wouter van Biene, effective as of August 15, 1996

 10.67+ Form of Financial Consulting Agreement between the Company and BC Capital Corp.

 11+         Computation of Earnings per Share

  + Previously filed as an exhibit and incorporated by reference to the Company's Registration Statement and Amendments No. 1 through 3 on Form SB-2 (Registration No. 333-12981) declared effective February 14, 1997.

  *   Document to be filed when available.

(1) Incorporated by reference to the Company's Registration Statement and Amendments No. 1 through No. 2 on Form SB-2 (Registration No. 33-75210-LA) declared effective June 21, 1994.

(2) Incorporated by reference to the Company's 10-KSB for the year ended December 31, 1995, filed with the SEC on April 16, 1996 commission file 0-24098; same exhibit number.

(3) Incorporated by reference to the Company's Amendment No. 1 to 10-KSB for the year ended December 31, 1995 filed with the SEC on August
      27, 1996 commission file 0-24098.

(4) Incorporated by reference to the Company's report on Form 8-K, filed with the SEC on August 27, 1996.

                                     SIGNATURES

      In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          UStel, INC.

Date____________________, 1997            By:_______________________________
                                                Robert L. B. Diener
                                                Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



__________________________ Dated_____________________ Chairman of the Board
Robert L. B. Diener                                   Chief Executive Officer
                                                      and Director (Principal
                                                      Executive Officer)

__________________________ Dated______________________President, Chief
Jerry Dackerman                                       Operating Officer and
                                                      Director

__________________________ Dated______________________Executive Vice President
Wouter van Biene                                      Chief Financial Officer
                                                      and Director (Principal
                                                      Financial Officer)

__________________________ Dated______________________Executive Vice President
Barry K. Epling                                       Assistant Secretary and
                                                      Director

__________________________ Dated______________________Director
Royce Diener

__________________________ Dated______________________Director
Noam Schwartz

__________________________ Dated______________________Director
Andrew J. Grey

                           UStel, Inc.

                  Index to Financial Statements



Report of Independent Certified Public Accountants            F-2


Financial statements

     Balance sheets at December 31, 1995 and 1996             F-3

     Statements of operations for the years
          ended December 31, 1994, 1995 and 1996              F-5

     Statements of changes in stockholders' equity for
          the years ended December 31, 1994, 1995 and 1996    F-6

     Statements of cash flows for the years
          ended December 31, 1994, 1995 and 1996              F-7


Summary of accounting policies                                F-8


Notes to financial statements                                 F-11

     Report of Independent Certified Public Accountants




UStel, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of UStel, Inc. as of December 31, 1995 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of UStel, Inc. at December 31, 1995 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                    BDO SEIDMAN, LLP




Los Angeles, California
March 21, 1997

                           UStel, Inc.
                         Balance Sheets
                                                 December 31,
                                               1995         1996
Assets (Notes 2 and 4)

Current
 Cash                                    $     1,200      $   225,926
 Restricted cash                           3,133,433            -0-
 Accounts receivable, less allowance for
  doubtful accounts of $329,500 and
  $1,123,000                               5,307,478        6,876,465
 Prepaid expenses                            506,824          376,331
                                          ----------       ----------
     Total current assets                  8,948,935        7,478,722
                                          ----------       ----------
Property and equipment
 Office furniture and equipment            1,440,294        2,537,268
 Leasehold improvement                       164,063          180,012
                                          ----------       ----------
                                           1,604,357        2,717,280

 Less accumulated depreciation              (241,176)        (471,449)
                                          ----------       ----------
     Net property and equipment            1,363,181        2,245,831
                                          ----------       ----------
Related party receivables (Note 3 (a))       348,519          301,475
Other receivables, less allowance for
 doubtful accounts of $322,000 and
 $744,000, respectively                      593,244          138,936
Start-up costs less accumulated amortization
 of $59,022 and $78,696                       39,347           19,673
Deferred charges (Note 1)                    684,805        1,182,308
                                         -----------      -----------
      Total Assets                       $11,978,031      $11,366,945
                                         ===========      ===========

See accompanying summary of accounting policies and notes to financial statements.












                           UStel, Inc.
                         Balance Sheets

                                                 December 31,
                                               1995         1996
Liabilities and stockholders' equity

Current
 Notes payable to bank (Note 2)          $ 2,900,000     $ 2,225,608
 Notes payable to related parties
  (Note 3(b))                              1,500,000          84,000
 Notes payable - others (Note 4)               -0-         4,907,239
 Accounts payable                          2,078,954         984,014
 Accrued expenses                            113,525         194,804
 Accrued revenue taxes                     1,097,779         232,999
                                          ----------     -----------
     Total current liabilities             7,690,258       8,628,664

Convertible subordinated debentures
 (Note 6)                                    500,000         500,000
                                          ----------     -----------
     Total liabilities                     8,190,258       9,128,664
                                          ----------     -----------
Commitments and contingencies (Note 5)

Stockholders' equity
 Series A Convertible Preferred Stock,
   $.01 par value, 5,000,000 shares
   authorized and 550,000 shares
   outstanding (Liquidation
   Preference $3,000,000)                      5,500           5,500
 Series B Convertible Preferred Stock,
   $.01 par value, 95,000 shares
   authorized and 95,000 and 0
   shares outstanding                            950             -0-
 Common stock, $.01 par value, 40,000,000
   shares authorized; 1,600,000 and
   2,126,851 shares issued and
   outstanding                                16,000          21,269
 Additional paid-in capital                6,386,178       7,710,561
 Note receivable (Note 3(d))                 (95,000)           -0-
 Accumulated deficit                      (2,525,855)     (5,499,049)
                                         -----------     -----------
     Total stockholders' equity            3,787,773       2,238,281
                                         -----------     -----------
     Total Liabilities and Stockholders'
       Equity                            $11,978,031     $11,366,945
                                         ===========     ===========
See accompanying summary of accounting policies and notes to financial statements.

                                 F-4

                           UStel, Inc.
                    Statements of Operations
                                    Years Ended December 31,
                            -----------------------------------------
                                1994         1995           1996
                            -----------    -----------    -----------
Revenues                    $ 6,118,480    $16,127,575    $22,026,857
                            -----------    -----------    -----------
Operating expenses
 Cost of services sold        4,696,106     11,539,874     16,225,354
 General and administrative   1,412,649      3,074,289      5,654,625
 Selling                        785,933      1,460,009      2,420,139
 Depreciation and amortization   87,363        177,971        249,947
                             ----------    -----------    -----------
    Total operating expenses  6,982,051     16,252,143     24,550,065
                             ----------    -----------    -----------
Loss from operations           (863,571)      (124,568)    (2,523,208)

Loss from rental operations    (101,705)           -0-            -0-

Net gain on sale of property      7,614            -0-            -0-

Relocation costs                    -0-       (110,766)           -0-

Interest income                  34,283        124,060        101,934

Interest expense               (152,063)      (260,437)      (551,920)
                            -----------     ----------    -----------
     Net loss               $(1,075,442)    $ (371,711)   $(2,973,194)
                            ===========     ==========    ===========
Net loss per share             $  (0.83)      $  (0.23)    $    (1.54)
                               ========       ========     ==========
Weighted average number of common
 shares outstanding           1,291,913     1,600,000      1,926,091
                              =========     =========      =========

See accompanying summary of accounting policies and notes to financial statements.










                                 F-5

                           UStel, Inc.

          Statements of Changes in Stockholders' Equity
          Years Ended December 31, 1994, 1995 and 1996

                                                                      Additional
                            Preferred Stock        Common Stock         Paid-In    Accumulated      Note
                            Shares   Amount      Shares     Amount      Capital      Deficit     Receivable      Total
Balance, January 1, 1994       -0-   $   -0-     950,000   $  9,500  $   570,608  $ (1,078,702)   $    -0-   $  (498,594)

 Sale of shares to public
   (Note 8)                    -0-       -0-     650,000      6,500    2,595,770           -0-         -0-     2,602,270
 Sale of preferred shares
   (Note 7)                550,000     5,500         -0-        -0-    2,994,500           -0-         -0-     3,000,000
 Contribution to capital       -0-       -0-         -0-        -0-       60,000           -0-         -0-        60,000
 Net loss for period           -0-       -0-         -0-        -0-          -0-    (1,075,442)        -0-    (1,075,442)
                           -------   -------   ---------    -------   ----------  ------------    --------   -----------
Balance, December 31, 1994 550,000     5,500   1,600,000     16,000    6,220,878    (2,154,144)        -0-     4,088,234

 Sale of preferred shares
   (Note 7)                 95,000       950         -0-        -0-      165,300           -0-     (95,000)       71,250
 Net loss for period           -0-       -0-         -0-        -0-          -0-      (371,711)        -0-      (371,711)
                           -------   -------   ---------    -------   ----------  ------------    --------   -----------
Balance, December 31, 1995 645,000     6,450   1,600,000     16,000    6,386,178    (2,525,855)    (95,000)    3,787,773

Cancellation of note
 receivable (Note 3 (d))       -0-       -0-         -0-        -0-      (95,000)          -0-      95,000           -0-
Private placement of common
 stock (Note 8)                -0-       -0-     160,000      1,600      798,400           -0-         -0-       800,000
Conversion of Series B
 preferred  stock to
 common stock (Notes 3
 (d) and 7)                (95,000)     (950)     95,000        950          -0-           -0-         -0-           -0-
Cost of private placement
 of common stock (Notes
 3 (f) and Note 8)             -0-       -0-         -0-        -0-      (25,000)          -0-                   (25,000)
Cost of issuing Series
 A preferred stock in
 prior period (Note 7)         -0-       -0-     112,000      1,120      (47,120)          -0-         -0-       (46,000)
Acquisition of switching
 equipment (Note 3 (g))        -0-       -0-     107,851      1,079      514,623           -0-         -0-       515,702
Repayment of agent
 commission fees
  (Note 3 (e))                 -0-       -0-      20,000        200      114,800           -0-         -0-       115,000
Stock issued in connection
 with raising capital
 (Note 3 (c))                  -0-       -0-      32,000        320       63,680           -0-         -0-        64,000
Net loss for period            -0-       -0-         -0-        -0-         -0-     (2,973,194)        -0-    (2,973,194)
                           -------   -------   ---------   --------  -----------  ------------    -------    -----------
Balance, December 31, 1996 550,000   $ 5,500   2,126,851   $ 21,269  $ 7,710,561  $ (5,499,049)   $   -0-    $ 2,238,281
                           =======   =======   =========   ========  ===========  ============    =======    ===========

See accompanying summary of accounting policies and notes to financial statements.

                                 F-6

                            UStel, Inc.
                    Statements of Cash Flows
                   Increase (Decrease) in Cash
                                                         Years Ended December 31,
                                                    1994            1995           1996
Cash flows from operating activities:
 Net loss                                      $ (1,075,442)   $   (371,711)   $ (2,973,194)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                    125,643         177,971         249,947
   Provisions for losses on accounts receivable     158,000         464,000       1,993,142
   Net gain on sale of property                      (7,614)            -0-             -0-
   Increase (decrease) from change in:
    Checks issued against future deposits           (32,668)            -0-             -0-
    Accounts receivable                          (1,821,467)     (3,746,364)     (3,225,619)
    Prepaid expenses and other                     (108,466)       (323,683)        130,492
    Accounts payable and accrued expenses         1,136,820       1,329,865      (1,878,440)
    Other items                                     (21,583)       (619,391)       (364,503)
                                               ------------    ------------    ------------
     Net cash used in operating activities       (1,646,777)     (3,089,313)     (6,068,175)
                                               ------------    ------------    ------------
Cash flows from investing activities:
 Proceeds from sale of property                     142,877             -0-             -0-
 Purchase of equipment                             (528,463)       (780,185)       (410,766)
                                               ------------    ------------    ------------
Net cash used in investing activities              (385,586)       (780,185)       (410,766)
                                               ------------    ------------    ------------
Cash flows from financing activities:
 Proceeds from notes payable - banks                395,000       4,030,000      21,521,381
 Proceeds from related party debt                       -0-             -0-         400,000
 Proceeds from notes payable - others                   -0-             -0-       4,907,239
 Restricted cash                                 (1,000,000)     (2,133,433)      3,133,433
 Proceeds from sale of common stock               2,602,270             -0-             -0-
 Proceeds from sale of preferred stock            3,000,000          71,250             -0-
 Proceeds from issuance of convertible debenture    500,000             -0-             -0-
 Related parties receivable                        (665,395)         95,847        (337,613)
 Payments on debt                                  (592,678)       (400,000)    (22,920,773)
                                               ------------    ------------    ------------
Net cash provided by financing activities         4,239,197       1,663,664       6,703,667
                                               ------------    ------------    ------------
Net increase (decrease) in cash                   2,206,834      (2,205,834)        224,726
Cash, beginning of period                               200       2,207,034           1,200
                                               ------------    ------------    ------------
Cash, end of period                            $  2,207,034    $      1,200    $    225,926
                                               ============    ============    ============

See accompanying summary of accounting policies and notes to financial statements.
                                 F-7

                            UStel, Inc.
                 Summary of Accounting Policies

The Company

UStel, Inc. (the "Company") was formed on March 11, 1992 as a long-distance telephone service provider. The Company offers competitive discounted calling plans which are available to customers in the United States, Puerto Rico, and the Virgin Islands. On January 12, 1994, the Company effected a recapital-ization of its capital stock in connection with its re-incorporation in Minnesota. In connection with the recapitalization, the Company exchanged all its outstanding common shares (1,000 shares) for 950,000 shares of the reincorporated company's common shares. Accordingly, the financial statements were retroactively restated.

Revenue Recognition

Revenue is recognized upon completion of the telephone call.

Property And Equipment

Equipment is stated at cost with depreciation provided over the estimated useful lives of the respective assets on the straight-line basis ranging from five to fifteen years. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the term of the lease.

Deferred Charges

Deferred charges consist of loan fees, offering costs and certain costs incurred in connection with expanding the Company's market position. Loan fees are amortized over the life of the related loan. Offering costs will be charged against paid-in capital if the public offering is consummated. If the public offering is not consummated, such costs will be charged to operations during the period it becomes evident that the above mentioned transaction will not be completed. Costs incurred to expand the Company's market position are amortized over the period of benefit not to exceed twenty-four months. It is the Company's policy to periodically review and evaluate that the benefits associated with these costs are expected to be realized and therefore deferral and amortization are justified.

Income Taxes

Income taxes are accounted for under Financial Accounting Standards Board, FAS No. 109, "Accounting for Income Taxes." Under this standard, deferred tax assets and liabilities represent the tax effects, calculated at currently effective rates, of future deductible taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements.

Earnings Per Share

Earnings per share are computed based upon the weighted average number of common shares outstanding during the periods. Common stock equivalents relating to stock options, warrants and convertible preferred stock are not included in the computation since their effect is anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions

                           UStel, Inc.
                 Summary of Accounting Policies

that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Concentrations of Credit Risks

The Company maintains cash balances at one financial institution. Deposits not to exceed $100,000 are insured by the Federal Deposit Insurance Corporation. At December 31, 1996, the Company has uninsured cash in the amount of approximately $157,001.

Stock-based Compensation

Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

New Accounting Pronouncements

Statements of Financial Accounting Standards No. 125, "Accounting for
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) issued by the Financial Accounting Standards Board (FSAB) is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive applications is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                           UStel, Inc.
                 Summary of Accounting Policies

Cash, Restricted Cash, Accounts Receivable and Accounts Payable

The carrying amount approximates fair value due to the short maturity of those instruments.

Notes Payable

The fair value of the Company's notes payable is based on quoted market prices for similar issues of debt with similar remaining maturities.

Convertible Debenture

The fair value of the Company's convertible debentures is estimated based upon current market borrowing rates for loans with similar terms and maturities.

Reclassifications

Certain financial statement items have been reclassified to conform to the current year's presentation.

                           UStel, Inc.
                  Notes to Financial Statements

Note 1 - Deferred Charges

Deferred charges consist of the following:
                                                   December 31,
                                              1995            1996

 Development costs                        $  336,690      $  131,437
 Offering costs                              164,792         739,672
 Loan fees                                    35,000         183,153
 Calling card program                        118,157         138,108
 Deposits and other                           82,166         128,202
                                          ----------      ----------
                                             736,805       1,320,572
 Accumulated amortization                    (52,000)       (138,264)
                                          ----------      ----------
                                          $  684,805      $1,182,308
                                          ==========      ==========
Note 2 - Notes Payable to Bank

In June 1995 and September 1995, the Company entered into a revolving credit agreements with a bank that provided for secured borrowings aggregating $1.0 million and $2.1 million, respectively, expiring in July 1996. Borrowings under the agreements bear interest at the bank's prime lending rate. The credit agreements were collateralized by three certificates of deposit at the same bank totaling $3.1 million. In March and July 1996, this outstanding credit line was paid off by offsetting the outstanding balance against the certificates of deposit used as collateral. Borrowings at December 31, 1995 and December 31, 1996 were $2,900,000 and $0, respectively.

In December 1995, the Company obtained a Senior Credit Facility ("Credit Facility" and "Line") in the amount of up to $5 million with an asset-based lender. Amounts drawn under the Credit Facility accrue interest at a variable rate equal to the Bank of America Reference Rate plus 2% per annum. The Line is secured by accounts receivable and all of the Company's other assets.
Under the Credit Facility, the Company can borrow up to an amount which is the lesser of $5 million or up to 85% of the Company's eligible receivables. Subject to the $5 million maximum borrowing, in addition to amounts supported by receivables, the Company may borrow on a 36-month term loan basis up to the lesser of $1.5 million or a formula amount based on the fair value of new equipment and the liquidation value of existing equipment. Amounts outstanding under the Credit Facility at December 31, 1995 and December 31, 1996 were $0 and $2,225,608, respectively.

Note 3 - Related Party Transactions

(a) Related Parties Receivables

At December 31, 1995 and 1996, the Company has amounts due from various related parties relating to loans as follows:

                           UStel, Inc.
                  Notes To Financial Statements

Note 3 - Related Party Transactions (Continued)
                                                     December 31,
                                                   1995        1996
    Loans:
     Related entities..........................$   20,505  $   26,371
     Officers..................................   326,225     274,330

     Employees.................................     1,789         774

                                               ----------  ----------
                                               $  348,519  $  301,475
                                               ==========  ==========
(b) Related Parties Payable

In October 1995, the Company entered into a revolving credit agreement with a related party that provides for secured borrowing aggregating $1.5 million and expiring in October, 1996. Borrowing under the agreement bears interest at 10% per annum on a daily principal balance outstanding during the three calendar months prior to each interest payment date. The credit agreement was collateralized by a security interest in the Company's unrestricted deposit accounts and accounts receivable. The agreements called for the issuance of warrants for the purchase of up to 100,000 shares of the Company's common stock at $5.00 per share, exercisable over a period of five years. Borrowing under the credit agreement amounted to $1.5 million at December 31, 1995. This loan was repaid in January 1996 by the issuance of 160,000 common shares of the Company plus $725,000 in cash.

During February, 1996 the Company borrowed $400,000 from a related party.  The note is payable on demand and bears interest at 12% per annum. In June 1996, $116,000 of this borrowing was repaid. An additional repayment of $200,000 was made in August 1996. Interest is payable at the earlier of maturity or repayment of the full amount borrowed. The amount outstanding at December 31, 1996 was $84,000. This loan was repaid in February, 1997.

(c) Shares Issued to Officer/Employee

During 1996 the Company issued 32,000 shares of common stock to an officer in connection with his assistance in raising additional capital. The fair value of the common stock issued of $64,000 is included in deferred offering cost at December 31, 1996.

On January 1, 1996 the Company issued warrants for the purchase of up to 200,000 shares of the Company's common stock in connection with the employ-ment of the Company's Vice-President and General Counsel. Also in September 1996 the Company issued warrants for the purchase of up to 100,000 shares of the Company's stock in connection with the employment of the Company's representative in Israel. These warrants are issued at an exercise price of $5.00 per share, which was the fair value at the date of the grant, and are exercisable upon issuance.

(d)Stock Note Payable

In consideration of services rendered and to be rendered to the Company and $95,000 paid in the form of a promissory note due upon the earlier of conversion or May 31, 2005, in November 1995 the Company issued to one of its officers, 95,000 shares of Series B Preferred Stock.

                           UStel, Inc.
                  Notes To Financial Statements

Note 3 - Related Party Transactions (Continued)

In January, 1996, the Company entered into a supplemental consulting agreement with the officer to provide services as the chief financial officer and as a director of the Company for up to 20 hours of service per week for compensation of $12,500 per month. In February, 1996, the Company agreed to cancel the $95,000 note in consideration of services rendered by the officer.

(e) Sales Agent

In August, 1994 the Company retained an independent sales representative, Consortium 2000, Inc., on a commission basis. As part of the consideration for its engagement, the Company agreed to issue the sales agent warrants to purchase up to 300,000 shares of common stock. These warrants are exercisable in increments of 50,000 shares upon the Company reaching certain monthly revenue milestones for four years from the date of issuance. The minimum exercise price of warrants is $7.50 per share and increases depending on when specified monthly revenue milestones are met. These warrants will be canceled upon consummation of the merger. Royce Diener is Chairman of the Board of the sales agent.

In July, 1996, the Company's Board of Directors authorized the issuance of 20,000 shares of common stock to Consortium 2000 at $5.75 per share to reconcile variances in commissions owed to Consortium 2000 for July, 1995 through March, 1996. Prior to the Merger, discussed further in Note 10 of the Notes to Financial Statements, these shares will be distributed as a dividend to the shareholders of Consortium 2000.

(f)  Financial Consultant

Effective as of September 1995, the Company engaged the Diener Financial Group, a company wholly-owned by Robert L.B. Diener, who is the son of Royce Diener, a director of the Company.

For assisting the Company in connection with a private placement (Note 8), the Company paid Robert L. B. Diener the sum of $25,000. In November, 1995, the Company granted Mr. Diener 100,000 warrants exercisable at $5.00 per share, expiring November, 2000.

(g)  Acquisition of Telecommunications Switch

In June, 1996, the Company acquired title to a telecommunications switch owned by Mr. Epling, an officer and director of the Company, for aggregate consider-ation in the amount of $702,157. Consideration was paid by crediting $500,000 as payment for the issuance of 100,000 shares of common stock to Mr. Epling pursuant to the exercise of employee stock options, canceling approximately $117,798 in interim advances made by the Company to TYC, Inc., a corporation wholly-owned by Mr. Epling, and a cancellation of interim advances of approximately $68,656 made by the Company to Mr. Epling for upgrading the switch, and the issuance of an additional 7,851 shares of Common Stock to Mr. Epling based on a $5.00 per share market value with a total additional charge to equity of $15,702. At the time the switching equipment was acquired, it was appraised at approximately $716,000.

                           UStel, Inc.
                  Notes To Financial Statements

Note 3 - Related Party Transactions (Continued)

(h)Consulting Agreement

In August, 1996, the Company entered into a two-year consulting agreement with Vanguard Consultants, Inc., a Nevada corporation owned by Ronnie Schwartz, to provide consulting services in the areas of marketing, finance and business development. Pursuant to this agreement, Vanguard Consultants, Inc. will receive $7,500 per month for such services.

Note 4 - Notes Payable - Others

During June 1996 the Company borrowed $1,200,000 from an unrelated party. The one-year note bears interest at the annual rate of 12% and is unsecured. Interest is payable at maturity. In conjunction with this loan the Company agreed to issue warrants for acquisition of up to 540,000 of its common shares at a price of $5.00 per share. Warrants for the purchase of 120,000 common shares were issuable at the time the loan was funded. Additional warrants become issuable in increments of 60,000 common shares each at intervals of ninety days after funding of the loan so long as the loan remains unpaid.
The amount outstanding at December 31, 1996 was $1,200,000. This loan was paid off in February 1997. Total warrants of 240,000 have been granted as of December 31, 1996.

As of September 9, 1996, the Company was indebted for transmission service to WilTel, its primary long distance carrier, in the amount of $5,595,963 (before application of certain volume discounts available under the transmission service contract). Payment of this amount was settled by payment of $1,000,000 on September 9, 1996, the Company's agreement to pay an additional $735,688 by September 27, 1996, and the Company's agreement to execute a promissory note in the amount of $3,860,275. In connection with this agreement, the Company further agreed to pay future WilTel invoices within 30 days of presentation. The initial due date of the promissory note was November 14, 1996, and it was later extended to December 31, 1996 and February 28, 1997. The note bore interest at the rate of 15% per annum through November 14, 1996 and 18% thereafter and was secured by a second lien on all the Company's assets. The promissory note was also guaranteed by Consortium 2000 and secured by certain assets of Consortium 2000. On February 28, 1997, the principal balance and accrued interest under the promissory note was paid in full from proceeds of a public offering. The amount outstanding on the promissory note at December 31, 1996 was $3,707,239.

Note 5 - Commitments And Contingencies

Operating Leases

The Company occupies certain office and switching facilities under operating leases expiring on various dates through 1998 with options to renew on switching facilities. Rent expense under these arrangements was $120,000; $124,000; and $92,879 for the years ended December 31, 1994, 1995 and 1996.
Insurance and maintenance expenses covering these facilities are the Company's obligations.

At December 31, 1996 future minimum lease commitments were as follows:

                           UStel, Inc.
                  Notes To Financial Statements

Note 5 - Commitments and Contingencies (Continued)

                                    Office   Switching  Total
   December 31,                      Space    Space      Amount

     1997                           $  26,948  $  71,926  $  98,874
     1998                              26,948     29,964     56,912
     1999                              26,948        -0-     26,948
     2000                              26,948        -0-     26,948
     2001                               4,491        -0-      4,491
                                     --------  ---------  ---------
                                     $112,283  $ 101,890  $ 214,173
                                     ========  =========  =========
Employment Contracts

The Company has employment agreements with certain executive officers and employees, the terms of which expire at various dates through August, 1999. Such agreements provide for minimum salary levels and incentive bonuses to be determined at the discretion of the Board of Directors.

Aggregate commitments related to employment contracts are as follows:

Years ending December 31,                                Amount

  1997                                                  $   697,000
  1998                                                      661,440
  1999                                                      325,000
                                                        -----------
                                                        $ 1,683,440
                                                        ===========
Note 6 - Convertible Subordinated Debentures

In January 1994, the Company issued 12% Convertible Subordinated Debentures ("Debentures") in the aggregate amount of approximately $500,000. The Debentures bear interest at the rate of 12% per annum, payable on the first day of each calendar quarter. Principal and accrued interest will be due and payable on or before December 30, 1998. At any time prior to the payment in full, the Debentures can be converted into shares of the Company's common stock at the rate of $7.00 per share, subject to adjustment (as defined).

Note 7 - Preferred Stock

During September 1994, the Company issued 550,000 shares of $.01 par value Series A Convertible Preferred Stock ("Preferred"). Each share of Preferred entitles its holder to receive dividends at the same rate paid to common stockholders. Unless the Company pays or declares dividends with respect to common shares, the Company has no obligation to declare or pay dividends with respect to the Preferred. Each share of Preferred is convertible into one share of common stock, as adjusted, for such things as stock splits, stock dividends and other similar dilutive occurrences. At any time subsequent to October 16, 1995, each holder of record of Preferred may, at his or her option, convert all or part of the Preferred shares held into fully paid common shares.

In connection with the issuance of the Preferred shares described above, the Company committed to pay a finders fee for the placement of the Preferred

                           UStel, Inc.
                  Notes To Financial Statements

Note 7 - Preferred Stock (Continued)

shares. During 1996, the Company issued 112,000 common shares plus cancellation of a note receivable of $46,000 in satisfaction of the finders fee.

During November 1995, the Company issued 95,000 shares of $.01 par value Series B Convertible Preferred Stock ("Series B"). Each share of Series B entitles its holder to receive dividends at the same rate paid to common stockholders. Unless the Company pays or declares dividends with respect to common shares, the Company has no obligation to declare or pay dividends with respect to Series B. Each share of Series B is convertible into one share of common stock, as adjusted, for such things as stock splits, stock dividends and other similar dilutive occurrences. Each holder of record of Series B may, at the option of the holder, convert all or part of the shares of Series B held by that recordholder into fully paid nonassessable shares of common stock, if the Company files a registration statement or there is a change in control of the Company. During 1996, these shares of series B were converted into common stock.

Note 8 - Common Stock

During 1994, the Company completed an initial public offering ("IPO"), of 650,000 shares of the Company's common stock. The Company received net proceeds from the IPO amounting to $2,602,270 (after deducting offering costs of $647,730).

In connection with the IPO described above, the Company granted to the underwriter, warrants to acquire 65,000 shares of the Company's common stock. The warrants are exercisable for a period of four years commencing one year after the date of the prospectus (June 22, 1994) at an exercise price of $6.25 (125% of the public offering price). This warrant is outstanding as of December 31, 1996.

In January 1996, the Company completed a private placement of 160,000 Units (consisting of 160,000 shares of common stock and 160,000 redeemable common stock purchase warrants) raising net proceeds of approximately $775,000. For assisting the Company with the private placement, the Company paid Robert L.B. Diener the sum of $25,000 and granted him 100,000 warrants at $5.00 per share, expiring November 2000.

Stock Option Plan

The Company adopted a stock option plan to provide for the grant of options to key employees to acquire up to 450,000 shares of the Company's common stock. The option price per share may not be less than 100% of the fair market value of a share on the date the option is granted, and the maximum term of an option may not exceed ten years. There are currently 210,000 options granted and outstanding under the 1993 stock option plan. These options were granted to the President of the Company at an exercise price of $7.50 per share, one-third which will vest each year. In January 1996, the Company also granted to each of two officers options to purchase 100,000 shares of common stock at $5.00 per share. One officer exercised his 100,000 shares of options when the switch equipment transaction was completed.

Employee Option and Employee Warrant activity during the years ended

                           UStel, Inc.
                  Notes To Financial Statements

Note 8 - Common Stock (Continued)

December 31, 1994, 1995 and 1996 is as follows:
                                                        Stock Option
                                                            Plan

Balance outstanding, January 1, 1994                             -0-

Options granted, per share $7.00                             210,000
                                                            --------
Balance outstanding, December 31, 1994 and 1995,
  per share $7.00                                            210,000

Options granted,     per share $5.00                         200,000
Warrants granted,    per share $5.00                         300,000
Options exercised,   per share $5.00                        (100,000)
Options canceled,   per share $7.00                        (210,000)
Options re-issued,   per share $5.00                         210,000
                                                            --------
Balance outstanding, December 31, 1996,
  per share $5.00                                            610,000
                                                            ========
Options and employee warrants exercisable
  at December 31, 1996                                       440,000
                                                            ========
Information relating to stock options and employee warrants at December 31, 1996 summarized by exercise price are as follows:

                                 Outstanding                 Exercisable
Exercise Price               Weighted Average              Weighted Average
   Per Share       Shares   Life (Year) Exercise Price  Shares  Exercise Price
---------------- --------   ----------  -------------- -------- -------------
$5.00             610,000       3.7         $5.00       440,000      $5.00

All stock options and warrants issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1994, 1995 and 1996 would have been reduced to the pro forma amounts presented below:

                                      1994           1995         1996
 Net loss
  As reported                   $ (1,075,442)  $ (371,711)  $ (2,973,194)
  Pro forma                     $ (1,075,442)  $ (371,711)  $ (3,621,910)

 Loss per share
  As reported                       $  (0.83)    $  (0.23)      $  (1.54)
  Pro forma                         $  (0.83)    $  (0.23)      $  (1.88)

The fair value of option grants and employee warrants is estimated on the date of grants utilizing the Black-Scholes option-pricing with the following weighted average assumptions for 1996, expected life of 3.8 years: expected

                           UStel, Inc.
                  Notes To Financial Statements

Note 8 - Common Stock (Continued)

volatility of 9.5%, risk-free interest rates of 6% and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1996 approximated $1.04 per option.

Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above proforma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995 that vested in 1996 and 1995.

Note 9 - Income Taxes

At December 31, 1996, the Company has available net operating loss carry-forwards of approximately $7,722,218 for income tax purposes, which expire in varying amounts through 2011. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change in control occurred during 1994. As a result, $3,208,000 of the net operating loss carry-forwards are subject to limitation. The net operating loss carryover may be utilized at a rate of approximately $402,000 per year.

The net operating loss carry-forward generated a deferred tax asset of approximately $3,547,850. The deferred tax asset was not recognized since it is more likely than not that they will not be realized accordingly, a 100% valuation allowance was provided.

Note 10 - Subsequent Event

On January 24, 1997, the Company agreed to amend the terms of the Series A Convertible Preferred Stock to change the conversion ratio from 1:1 to 1.3636:1. As a result of this change, the 550,000 shares of Series A Convertible Preferred Stock will be convertible into 750,000 shares of the Company's Common Stock.

In February 1997, the Company completed the sale of 1,452,500 units, each unit consisting of two shares of common stock and one redeemable common stock purchase warrant. The net proceeds to the Company were approximately $7,065,000.

On August 14, 1996, the Company, and Consortium 2000, Inc., entered into a Merger Agreement and Plan of Reorganization with the execution of a Letter of Intent. Under the terms of the Letter of Intent (a) the Company will merge with Consortium 2000, Inc., with the Company being the surviving corporation in the merger, and (b) all of the capital stock of Consortium 2000, Inc. will be converted into an aggregate of 1,076,923 shares of the common stock of the Company. As a result of the Letter of Intent, Consortium 2000, Inc. will become a wholly-owned subsidiary of the Company. The transaction is expected to be completed in 1997.

                           UStel, Inc.
                  Notes To Financial Statements

Note 11 - Supplemental Disclosures of Cash Flow Information

Non-cash investing and financing activities for the year ended December 31, 1995 were as follows:

Cash paid for interest during the year ended December 31, 1995 amounted to $260,437.

During 1995, the Company issued 95,000 shares of Series B Convertible Preferred in payment of services rendered plus a promissory note for $95,000.

Non-cash investing and financing activities for the year ended December 31, 1996 were as follows:

Cash paid for interest during the year ended December 31, 1996 amounted to $551,920.

During 1996, the Company acquired title to a telecommunications switch through the issuance of 107,851 shares of common stock for $515,702, the cancellation of accounts receivable for $117,798 and the cancellation of related party receivables of $68,657 for a total consideration of $702,157.

During 1996, the Company canceled a promissory note receivable for $95,000 as consideration of services rendered by an officer.

During 1996 the Company repaid $775,000 of a loan payable of a related party through the issuance of 160,000 of common stock.

In 1996, the Company converted 95,000 shares of preferred stock into common stock.

In 1996, the Company issued 112,000 shares of common stock and canceled a note receivable in the amount of $46,000 to satisfy the payment of a finder fee in connection with the issuance of series A preferred stock in a prior period.

In 1996, the Company issued 20,000 shares of common stock for the repayment of commission fees for $115,000.

In 1996, the Company issued 32,000 shares of common stock for $64,000 to an officer for services rendered in connection with raising capital.