Form 10KSB/A
period 1996-12-31
USTEL INC
filed 1997-04-03
CIK 919274

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-KSB/A
Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996

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

PAGE

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

  4.1-a + Form of Warrant Agreement between the Company and American Transfer & Trust, Inc.

  4.2       Form of 12% Convertible Subordinated Debenture(1)

  4.3 + Form of Representative's Warrant between the Company and Barber & Bronson Incorporated

  4.4 +     Form of Warrant Certificate

  4.5 +     Form of Unit Certificate

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



                                -40-
PAGE

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



                                -41-
PAGE

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

                                -42-
PAGE

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



                                -43-
PAGE

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























                                -44-
PAGE

                                     SIGNATURES

      In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          UStel, INC.

Date March 31, 1997                     By: /s/ Robert L. B. Diener
                                           ----------------------------
                                                Robert L. B. Diener
                                                Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



/s/ Robert L. B. Diener    Dated March 31, 1997       Chairman of the Board
------------------------                              Chief Executive Officer
Robert L. B. Diener                                   and Director (Principal
                                                      Executive Officer)

/s/ Jerry Dackerman        Dated March 31, 1997       President, Chief
------------------------                              Operating Officer and
Jerry Dackerman                                       Director

/s/ Wouter van Biene       Dated March 31, 1997       Executive Vice President
------------------------                              Chief Financial Officer
Wouter van Biene                                      and Director (Principal
                                                      Financial Officer)

                           Dated                      Executive Vice President
------------------------         -----------------    Assistant Secretary and
Barry K. Epling                                       Director

/s/ Royce Diener           Dated March 31, 1997       Director
------------------------
Royce Diener

                           Dated                      Director
------------------------         -----------------
Noam Schwartz

                           Dated                      Director
------------------------         -----------------
Andrew J. Grey