Form 10QSB
period 1997-03-31
USTEL INC
filed 1997-05-15
CIK 919274

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB
Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended March 31, 1997

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

         State the number of shares outstanding of each of issuers's classed of common equity as of the latest practicable date.

         Class             Outstanding as of May 12, 1997

Common Stock,  $0.01 par value per share       5,031,851 shares

Transitional Small Business Disclosure Format (check one)
Yes______; No___X__

PAGE

                                     USTEL, INC.

                            Quarterly Report on Form 10-QSB
                          For the Quarter Ended March 31, 1997

            PART I - FINANCIAL INFORMATION

ITEM  1.    Financial Statements

            Condensed Balance Sheet -
            December 31, 1996 and March 31, 1997.................. 2

            Condensed Statement of Operations -
            Three Months Ended March 31, 1996 and
            March 31, 1997.........................................4

            Condensed Statement of Changes In
            Stockholders' Equity For The Period
            January 1, 1997 to March 31, 1997......................5

            Condensed Statement of Cash Flows -
            Three Months Ended March 31, 1996 and
            March 31, 1997.........................................6

            Summary of Accounting Policies.........................7

            Notes To Condensed Financial Statements...............10

ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS..................15


            PART II - OTHER INFORMATION

            Items 1 through 5 are not applicable for the quarter ended March 31, 1997.

            Item 6 No reports on Form 8-K were required to be filed during the quarter ended March 31, 1997.




















PAGE

                           UStel, Inc.
                         Balance Sheets
                                            December 31,    March 31,
                                               1996           1997
                  ASSETS

Current Assets
 Cash                                    $   225,926      $   736,902

 Accounts receivable, less allowance for
  doubtful accounts of $1,123,000 and
  $893,000                                 6,876,465        6,909,943
 Prepaid expenses                            376,331          326,409
                                          ----------       ----------
     Total current assets                  7,478,722        7,973,254
                                          ----------       ----------
Property and equipment
 Office furniture and equipment            2,537,268        2,718,977
 Leasehold improvement                       180,012          187,557
                                          ----------       ----------
                                           2,717,280        2,906,534

 Less accumulated depreciation              (471,449)        (552,405)
                                          ----------       ----------
     Net property and equipment            2,245,831        2,354,129
                                          ----------       ----------
Related party receivables                    301,475          321,382
Other receivables, less allowance for
 doubtful accounts of $744,000 and
 $529,000, respectively                      138,936          143,871
Start-up costs less accumulated amortization
 of $78,696 and $83,614                       19,673           14,755
Deferred charges                           1,182,308          550,222
                                         -----------      -----------
      Total Assets                       $11,366,945      $11,357,612
                                         ===========      ===========

See accompanying summary of accounting policies and notes to financial statements.












                                 -2-
PAGE

                           UStel, Inc.
                          Balance Sheets

                                           December 31,   March 31,
                                               1996        1997
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Notes payable to bank                   $ 2,225,608     $ 1,418,041
 Notes payable to related parties             84,000               0
 Notes payable - others                    4,907,239               0
 Accounts payable                          1,178,818         628,838
 Accrued revenue taxes                       232,999         101,451
                                          ----------     -----------
     Total current liabilities             8,628,664       2,148,330

Convertible subordinated debentures          500,000         500,000
                                          ----------     -----------
     Total liabilities                     9,128,664       2,648,330
                                          ----------     -----------
Commitments and contingencies

Stockholders' equity
 Series A Convertible Preferred Stock,
   $.01 par value, 5,000,000 shares
   authorized and 550,000 shares
   outstanding (Liquidation
   Preference $3,000,000)                      5,500           5,500
 Common stock, $.01 par value, 40,000,000
   shares authorized; 2,126,951 and
   5,031,851 shares issued and
   outstanding                                21,269          50,319
 Additional paid-in capital                7,710,561      14,310,654
 Accumulated deficit                      (5,499,049)     (5,657,191)
                                         -----------     -----------
     Total stockholders' equity            2,238,281       8,709,282
                                         -----------     -----------
     Total Liabilities and Stockholders'
       Equity                            $11,366,945     $11,357,612
                                         ===========     ===========
See accompanying summary of accounting policies and notes to financial statements.

                                 -3-

PAGE

                           UStel, Inc.
                  Condensed Statements of Operations
                           (Unaudited)
                                        Three Months    Three Months
                                           Ended           Ended
                                         March 31,       March 31,
                                           1996            1997
                                       ------------     -----------
Revenues                                $ 4,903,267      $5,887,745
                                        -----------     -----------
Operating expenses
 Cost of services sold                    3,384,533       4,359,838
 Selling                                    457,825         611,219
 General and administrative                 906,996         815,106
 Depreciation and amortization               60,989          85,875
                                        -----------      ----------
    Total operating expenses              4,810,343       5,872,038
                                        -----------      ----------
Income from operations                       92,924          15,707

Interest expense, net of interest income    (91,525)       (173,849)
                                        -----------      ----------
     Net Income (Loss)                  $     1,399      $ (158,142)
                                        ===========      ==========
Net Income (Loss) per share:
  Primary                                  $  0.001       $  (0.044)
                                           ========       =========
  Fully Diluted                            $ 0.0005
                                           ========
Weighted average number of common
 shares outstanding:
  Primary                                 1,737,778       3,578,851
                                          =========       =========
  Fully Diluted                           3,084,265
                                          =========

See accompanying summary of accounting policies and notes to financial statements.










                                 -4-

PAGE

                           UStel, Inc.

          Statements of Changes in Stockholders' Equity
        For The Period January 1, 1997 to March 31, 1997

                                                                      Additional
                            Preferred Stock        Common Stock         Paid-In Accumulated
                            Shares   Amount      Shares     Amount      Capital   Deficit          Total
Balance, January 1, 1997   550,000   $ 5,500   2,126,851   $ 21,269  $ 7,710,561 $(5,499,049)   $ 2,238,281

Public Offering of
 Common Stock and
 Warrants                                      2,905,000     29,050    8,685,950                  8,715,000

Costs of Public
 Offering                                                             (2,085,857)                (2,085,857)

Net Loss For Period                                                                 (158,142)      (158,142)
                           -------   -------   ---------   --------  -----------------------    -----------
Balance, March 31, 1997    550,000   $ 5,500   5,031,851   $ 50,319  $14,310,654 $(5,657,191)   $ 8,709,282
                           =======   =======   =========   ========  =======================    ===========

See accompanying summary of accounting policies and notes to financial statements.

                                 -5-

PAGE

                            UStel, Inc.
                Condensed Statements of Cash Flows
                   Increase (Decrease) in Cash
                                        Three Months    Three Months
                                           Ended           Ended
                                         March 31,       March 31,
                                           1996            1997
                                       ------------    ------------
Net Income (Loss)                       $     1,399     $  (158,142)
 Adjustments to reconcile net income
  (loss) to net cash
  used in operating activities:
   Depreciation and amortization             60,989          85,875
   Provisions for losses on accounts
     receivable                             116,832         145,186
   Change in operations-assets and
     liabilities:
    Accounts receivable                    (342,140)       (178,663)
    Due from related parties                 16,429         (19,906)
    Other receivables                             0          (4,935)
    Prepaid expenses and other               (9,135)         49,923
    Accounts payable and accrued expenses  (572,379)       (681,530)
    Other                                  (539,201)        (59,587)
                                        -----------     -----------
     Net cash used in operating
       activities                        (1,267,206)       (821,779)
                                        -----------     -----------
Cash flows from investing activities:
 Purchase of equipment                      (60,360)       (189,254)
                                        -----------     -----------
Net cash used in investing activities       (60,360)       (189,254)
                                        -----------     -----------
Cash flows from financing activities:
 Proceeds from notes payable - related
   parties                                  200,000          24,500
 Proceeds from notes payable - others     5,571,663       5,850,274
 Public offering of common stock and
   warrants, net                                  0       7,368,815
 Payments on debt-related parties                 0        (108,500)
 Payments on debt-others                 (5,397,420)    (11,613,080)
                                        -----------     -----------
Net cash provided by financing
  activities                                374,243       1,522,009
                                        -----------     -----------
Net increase (decrease) in cash            (953,323)        510,976
Cash, beginning of period                 1,024,628         225,926
                                        -----------     -----------
Cash, end of period                     $    71,305     $   736,902
                                        ===========     ===========
Supplemental information:
Interest paid                           $   159,355     $   365,493
Income taxes paid                             2,018           1,973

See accompanying summary of accounting policies and notes to financial statements.
                                 -6-

PAGE

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

Deferred Charges

Deferred charges consist of loan fees, offering costs and certain costs incurred in connection with expanding the Company's market position. Loan fees are amortized over the life of the related loan. Offering costs are charged against paid-in capital if the offering with which they are associated is consummated. If the offering is not consummated, such costs are charged to operations during the period when it becomes evident that the offering will not be completed. Costs incurred to expand the Company's market position are amortized over the period of benefit not to exceed twenty-four months.
It is the Company's policy to periodically review and evaluate that the benefits associated with these costs are expected to be realized and therefore deferral and amortization are justified.

Income Taxes

Income taxes are accounted for under Financial Accounting Standards Board, FAS No. 109, "Accounting for Income Taxes." Under this standard, deferred tax assets and liabilities represent the tax effects, calculated at currently effective rates, of future deductible taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements.

Earnings Per Share

Earnings per share are computed based upon the weighted average number of common shares outstanding during the periods. Common stock equivalents relating to stock options, warrants and convertible preferred stock are not included in the computation at times when their effect is anti-dilutive.

Use of Estimates

                                 -7-
PAGE

                            UStel, Inc.
                 Summary of Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Concentrations of Credit Risks

The Company maintains cash balances at one financial institution. Deposits not to exceed $100,000 are insured by the Federal Deposit Insurance Corporation. At March 31, 1997, the Company has uninsured cash in the amount of approximately $676,483.

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

On March 3, 1997, the FASB issued Statement  of Financial Accounting Standards

                                 -8-
PAGE

                             UStel, Inc.
                 Summary of Accounting Policies

No. 128, "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings Per Share". SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its earnings per share computations.

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
















                                 -9-
PAGE

                             UStel, Inc.
                  Notes to Financial Statements

Note 1 - Deferred Charges

Deferred charges consist of the following:
                                          December 31,      March 31,
                                              1996            1997

 Development costs                        $  131,437      $  199,938
 Offering costs                              739,672               0
 Loan fees                                   183,153         183,153
 Calling card program                        138,108         138,108
 Deposits and other                          128,202         176,426
                                          ----------      ----------
                                           1,320,572         697,625
 Accumulated amortization                   (138,264)       (147,403)
                                          ----------      ----------
                                          $1,182,308      $  550,222
                                          ==========      ==========
Note 2 - Notes Payable to Bank

In December 1995, the Company obtained a Senior Credit Facility ("Credit Facility" and "Line") in the amount of up to $5 million with an asset-based lender. Amounts drawn under the Credit Facility accrue interest at a variable rate equal to the Bank of America Reference Rate plus 2% per annum. The line is secured by accounts receivable and all of the Company's other assets.
Under the credit facility, the Company can borrow up to an amount which is the lesser of $5 million or up to 85% of the Company's eligible receivables. Subject to the $5 million maximum borrowing, in addition to amounts supported by receivables, the Company may borrow on a 36-month term loan basis up to the lesser of $1.5 million or a formula amount based on the fair value of new equipment and the liquidation value of existing equipment. Amounts outstanding under the credit facility at December 31, 1996 and March 31, 1997 were $2,225,608 and $1,418,041, respectively.

Note 3 - Related Party Transactions

(a) Related Parties Receivables

At December 31, 1996 and March 31, 1997, the Company has amounts due from various related parties relating to loans as follows:

                                               December 31,    March 31,
                                                   1996          1997
    Loans:
     Related entities..........................$   26,371     $   26,884
     Officers and former officers .............   274,330        292,873
     Employees.................................       774          1,624
                                               ----------     ----------
                                               $  301,475     $  321,381
                                               ==========     ==========
(b) Related Parties Payable

During February, 1996 the Company borrowed $400,000 from a related party. The note was payable on demand and bore interest at 12% per annum. In June,

                                 -10-
PAGE

                             UStel, Inc.
                  Notes To Financial Statements

Note 3 - Related Party Transactions (Continued)

1996, $116,000 of this borrowing was repaid. An additional repayment of $200,000 was made in August 1996. Interest was payable at the earlier of maturity or repayment of the full amount borrowed. The amount outstanding at December 31, 1996 was $84,000. This loan was repaid in February, 1997.

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

(d) Sales Agent

In August, 1994 the Company retained an independent sales representative, Consortium 2000, Inc., on a commission basis. As part of the consideration for its engagement, the Company agreed to issue the sales agent warrants to purchase up to 300,000 shares of common stock. These warrants are exercisable in increments of 50,000 shares upon the Company reaching certain monthly revenue milestones for four years from the date of issuance. The minimum exercise price of warrants is $7.50 per share and increases depending on when specified monthly revenue milestones are met. On August 14, 1996, the Company and Consortium 2000, Inc. entered into a Merger Agreement and Plan of Reorganization. Under the terms of the Agreement (a) the Company will merge with Consortium 2000, Inc., with the Company being the surviving corporation in the merger, and (b) all of the capital stock of Consortium 2000, Inc. will be converted into an aggregate of 1,076,923 shares of the common stock of the Company. As a result of the Agreement, Consortium 2000, Inc. will become a wholly-owned subsidiary of the Company. The transaction is expected to be completed in mid-1997. The previously mentioned 300,000 warrants will be canceled upon consummation of the merger. Royce Diener is Chairman of the Board of Consortium 2000, Inc.

(e)  Financial Consultant

Effective as of September 1995, the Company engaged the Diener Financial Group, a company wholly-owned by Robert L.B. Diener, who is the son of Royce Diener, a director of the Company. For assisting the Company in connection with a private placement, the Company paid Robert L. B. Diener the sum of $25,000. In November, 1995, the Company granted Mr. Diener 100,000 warrants exercisable at $5.00 per share, expiring November, 2000. Robert L. B. Diener is now Chief Executive Officer of the Company.

Note 4 - Notes Payable - Others

During June 1996 the Company borrowed $1,200,000 from an unrelated party. The

                                 -11-
PAGE

                             UStel, Inc.
                  Notes To Financial Statements

Note 4 - Notes Payable - Others (Continued)

one year note bore interest at the annual rate of 12% and was unsecured. Interest is payable at maturity. In conjunction with this loan the Company agreed to issue warrants for acquisition of up to 540,000 of its common shares at a price of $5.00 per share. Warrants for the purchase of 120,000 common shares were issuable at the time the loan was funded. Additional warrants were to become issuable in increments of 60,000 common shares each at intervals of ninety days after funding of the loan so long as the loan remained unpaid. The amount outstanding at December 31, 1996 was $1,200,000. This loan was paid off in February 1997. Total warrants of 240,000 had been granted as of the date this loan was paid off.

As of September 9, 1996, the Company was indebted for transmission service to WilTel, its primary long distance carrier, in the amount of $5,595,963 (before application of certain volume discounts available under the transmission service contract). Payment of this amount was settled by payment of $1,000,000 on September 9, 1996, the Company's agreement to pay an additional $735,688 by September 27, 1996, and the Company's agreement to execute a promissory note in the amount of $3,860,275. In connection with this agreement, the Company had further agreed to pay future WilTel invoices within 30 days of presentation. The initial due date of the promissory note was November 14, 1996, and it was later extended to December 31, 1996 and February 28, 1997.
The note bore interest at the rate of 15% per annum through November 14, 1996 and 18% thereafter and was secured by a second lien on all the Company's assets. The promissory note was also guaranteed by Consortium 2000 and secured by certain assets of Consortium 2000. The amount outstanding on the promissory note at December 31, 1996 was $3,707,239. On February 28, 1997, the principal balance and accrued interest under the promissory note was paid in full from proceeds of the Company's public offering.

Note 5 - Commitments And Contingencies

Operating Leases

The Company occupies certain office and switching facilities under operating leases expiring on various dates through 1998 with options to renew on switching facilities. Insurance and maintenance expenses covering these facilities are the Company's obligations.

Future minimum lease commitments were as follows:

   Years Ended                       Office   Switching  Total
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
                                     ========  =========  =========

                                 -12-
PAGE

                             UStel, Inc.
                  Notes To Financial Statements

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

Note 7 - Preferred Stock

During September 1994, the Company issued 550,000 shares of $.01 par value Series A Convertible Preferred Stock ("Preferred"). Each share of Preferred entitles its holder to receive dividends at the same rate paid to common stockholders. Unless the Company pays or declares dividends with respect to common shares, the Company has no obligation to declare or pay dividends with respect to the Preferred. Each share of Preferred was initially convertible into one share of common stock, as adjusted, for such things as stock splits, stock dividends and other similar dilutive occurrences. At any time subsequent to October 16, 1995, each holder of record of Preferred may, at his or her option, convert all or part of the Preferred shares held into fully paid common shares.

On January 24, 1997, the Company agreed to amend the terms of the Series A Convertible Preferred Stock to change the conversion ratio from 1:1 to 1.3636:1. As a result of this change, the 550,000 shares of Series A Convertible Preferred Stock will be convertible into 750,000 shares of the Company's Common Stock.

Note 8 - Common Stock

During 1994, the Company completed an initial public offering ("IPO"), of 650,000 shares of the Company's common stock. In connection with the IPO described above, the Company granted to the underwriter, warrants to acquire 65,000 shares of the Company's common stock. The warrants are exercisable for a period of four years commencing one year after the date of the prospectus (June 22, 1994) at an exercise price of $6.25 (125% of the public offering price). This warrant is outstanding as of March 31, 1997.

In February 1997, the Company completed the sale of 1,452,500 units, each unit consisting of two shares of common stock and one redeemable common stock purchase warrant, for $6.00 per unit. The net proceeds to the Company were approximately $6,629,000 after deduction of offering costs and expenses.

Each warrant entitles the registered holder thereof to purchase, at any time until February 14, 2002, one share of common stock at a price of $4.00 per share. The warrants are subject to redemption by the Company at $0.01 per warrant on 30 days' prior written notice to the warrantholders if the closing bid price of the common stock as reported on the Nasdaq SmallCap Market averages or exceeds $6.00 for a period of 20 consecutive trading days ending within 30 days prior to the date of notice of redemption.

                                 -13-
PAGE

                             UStel, Inc.
                  Notes To Financial Statements

Note 9 - Income Taxes

At March 31, 1997, the Company has available net operating loss carry-forwards of approximately $7,722,218 for income tax purposes, which expire in varying amounts through 2011. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change in control occurred during 1994. As a result, $3,208,000 of the net operating loss carry-forwards are subject to limitation. The net operating loss carryover may be utilized at a rate of approximately $402,000 per year. The net operating loss carry-forward generated a deferred tax asset of approximately $3,547,850. The deferred tax asset was not recognized since it is more likely than not that they will not be realized accordingly, a 100% valuation allowance was provided.









































                                 -14-
PAGE

ITEM  2           MANAGEMENT'S DISCUSSION AND ANALYSIS

General

      The following discussion should be read in conjunction with the Company's Financial Statements and the Notes thereto and the other financial data included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements.

      On August 14, 1996, a change of control of UStel occurred as a result of the purchase of a substantial portion of the shares owned by the founders of the Company at an adjusted price of $5.00 per share by the Palisades USTL Trust, an investment group principally comprising shareholders of Consortium 2000. Coincident with this transaction, a new management team was appointed. Since its appointment, the new management team has undertaken to restructure the Company's relationship with its underlying long distance carrier, refocus marketing activities, implement a new network development strategy which will convert the majority of the Company's traffic from switched access to dedicated access, improve billing and collections and customer service, reduce cost of operations and develop a viable strategy for the future.

      With the addition of the Consortium 2000 marketing organization, the Company believes that it is well-positioned to continue to grow in the future.

Results of Operations

      The Company was formed in March, 1992, although the Company did not commence significant operations until January, 1993. Since January, 1993, the Company's monthly revenues have grown from $10,000 to approximately $2,000,000 in March, 1997. In addition, the number of subscribers to the Company's long distance telephone service has grown to in excess of 20,000 at March 31, 1997.

      On August 14, 1996, UStel, Consortium 2000, Inc. entered into a Merger Agreement and Plan of Reorganization with the execution of a Letter of Intent. Under the terms of the Letter of Intent (a) the Company will merge with Consortium 2000, Inc., with the Company being the surviving corporation in the merger, and (b) all of the capital stock of Consortium 2000, Inc., will be converted into an aggregate of 1,076,923 shares of the common stock of the Company. As a result of the Letter of Intent Consortium 2000, Inc., will become a wholly-owned subsidiary of the Company. The transaction is expected to be completed in mid-1997.

      The Company's primary cost is for local access services, which represents the cost of originating and terminating calls through local networks owned and operated by local telephone companies such as USWest and Pacific Telesis, combined with the cost of utilizing usage-sensitive transmission facilities and leasing long-haul bulk transmission lines from facilities-based carriers.

      The Company's profit margin depends, among other things, on the volume of its operations, on the type of services provided and on the mix between use of usage-sensitive transmission facilities and long-haul bulk transmission

                                 -15-
PAGE
lines. Initial increases in volume may increase the use of usage-sensitive transmission facilities relative to fixed rate bulk transmission facilities. The Company does not expect this to have a significant impact on profit margin due to volume discounts that are available on usage-sensitive transmission facilities and the ability to shift to fixed rate long-haul bulk transmission facilities at relatively low volumes of activity.

Comparison of Results of Operations--Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996.

      Revenues for the three months ended March 31, 1997 were $5,887,745 as compared to $4,903,267 for the three months ended March 31, 1996. The increase in revenues in 1997 was the result of expansion from a customer base of 9,000 at January 1, 1996 to a customer base in excess of 20,000 at March 31, 1997.

      Cost of services sold for the three months ended March 31, 1997 was $4,359,838 as compared to $3,384,533 for the three months ended March 31, 1996. The increase in cost of services sold, similar to the increase between periods in revenue, was the result of the expansion in the Company's customer base. Cost of services sold for the three months ended March 31, 1997 was 74.0% of the revenues produced in the three months ended March 31, 1997. Cost of services sold for the three months ended March 31, 1996 was 69.0% of the revenues produced in that period of 1996. This increase in the cost of services sold, as a percentage of revenues, reflects the increasing competition in the long distance telecommunications marketplace in the past fifteen months and the Company's need to shift to products with less gross margin to enable it to compete.

      General and administrative expenses for the three months ended March 31, 1997 were $815,106 as compared to $906,996 for the three months ended March 31, 1996. The decrease in general and administrative expenses reflects the impact of new management and its programs for cost reduction since August 1996.

      Selling expenses for the three months ended March 31, 1997 were $611,219 as compared to $457,825 for the three months ended March 31, 1996. The increase in selling expenses reflects the costs associated with the expansion and retention of the Company's customer base from commencement through March 31, 1997.

      Depreciation and amortization for the three months ended March 31, 1997 was $85,875 as compared to $60,989 for the three months ended March 31, 1996. Amortization of the Company's start-up cost asset was $4,917 for both the three month periods ended March 31, 1997 and March 31, 1996, respectively. Depreciation for the three months ended March 31, 1997 was $80,958 as compared to $56,072 for the three months ended March 31, 1996.

      The increase in depreciation was the result of the Company's increasing investments in telephone switching equipment and facilities to handle increased telephone traffic and increased investment in the computer hardware and software that supports the operations of the telephone equipment and related billing activities. The Company's investment in these fixed assets increased from approximately $1,604,000 at December 31, 1995 to approximately $2,906,000 at March 31, 1997.

      During the three months ended March 31, 1997 the Company reported income

                                 -16-
PAGE
from operations of $15,707 versus income from operations of $92,924 for the three months ended March 31, 1996.

      Interest expense for the three months ended March 31, 1997 was $185,741 as compared to $124,197 for the three months ended March 31, 1996. In December, 1995, the Company obtained a senior credit facility (the "Credit Facility") from a finance company in the amount of up to $5,000,000. This Credit Facility bears interest at the Bank of America Reference Rate plus 2% per annum, with a minimum of $15,000 interest expense per month. Interest expense charged on the Credit Facility for the three months ended March 31, 1997 was $71,415 including amortization of related loan fees over thirty-six months.

      Interest income for the three months ended March 31, 1997 was $11,892 principally from the Company's accrual of interest on related party loans, as compared to $32,672 for the three months March 31, 1996, when interest income also included earnings from certificates of deposit.

      During the three months ended March 31, 1997, the Company reported a net loss of $158,142 versus net income of $1,399 for the three months ended March 31, 1996.

Liquidity and Capital Resources

      The Company's working capital position at March 31, 1997 was approximately $5,825,000. During the three months ended March 31, 1997, the Company utilized net cash of $821,779 for operating activities.

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

      At March 31, 1997, the Company's accounts receivable, net of allowance for doubtful accounts, was $7,053,813. In addition, through March 31, 1997, the Company had invested $2,718,977 in switching and related equipment and in computer hardware and software.

      To raise funds to meet cash needs for operations and fixed asset acquisitions, the Company has relied upon an initial public offering of units comprising common stock and warrants, a secondary public offering of common stock, a private placement of Series A Preferred Stock, a private placement of convertible subordinated debentures, a private placement of units comprised of common stock and warrants, a revolving credit facility and periodic bridge financings.

      In December, 1995, the Company obtained the Credit Facility in the amount of up to $5,000,000 with an asset-based lender. Amounts drawn under the Credit Facility accrue interest at a variable rate equal to the Bank of America Reference Rate plus 2% per annum. The Credit Facility is secured by

                                 -17-
PAGE
accounts receivable and all of the Company's other assets.

      Under the Credit Facility, the Company can borrow up to an amount which is the lesser of $5,000,000 or up to 85% of the Company's eligible receivables. Subject to the $5,000,000 maximum borrowing, in addition to amounts supported by receivables, the Company may borrow on a 36-month term loan basis up to the lesser of $1,500,000 or a formula amount based on the fair value of new equipment and the liquidation value of existing equipment. The amount outstanding under the Credit Facility at March 31, 1997 was $1,418,041; however, the line was only approximately 70% drawn at that point.

      In February, 1996, the Company borrowed $400,000 from Kamel B. Nacif, the holder of the Company's Series A Preferred Stock. This loan was payable on demand and bore interest at the annual rate of 12%. At December 31, 1996, the unpaid balance was $84,000. This loan was paid off in February 1997. In addition, an 8% loan fee was paid at maturity.

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

      In February 1997 the Company successfully completed a public offering of 1,452,500 Units (with each Unit consisting of two shares of the Company's Common Stock plus one redeemable Common Stock Purchase Warrant) for $6.00 per Unit less underwriters discount, commissions and offering costs.
The net proceeds to the Company were approximately $6,629,000. With the net proceeds of this offering the Company was able to pay off all of its outstand-ing notes payable, with the exception of its senior credit facility.




                                 -18-
PAGE

EXHIBITS INCORPORATED BY REFERENCE:

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

  4.1-a Form of Warrant Agreement between the Company and American Transfer & Trust, Inc.

  4.2       Form of 12% Convertible Subordinated Debenture(1)

  4.3 Form of Representative's Warrant between the Company and Barber & Bronson Incorporated

  4.4       Form of Warrant Certificate

  4.5       Form of Unit Certificate

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

             (b) NY Lease Forty-Seventh-Fifth Company, dated July, 1994(3)

             (c) PacTel Meridian Systems, Equipment Agreement, dated April 15, 1994(3)

 10.18 Employment Agreement between the Company and Noam Schwartz, dated February 1, 1994(1)

 10.19 Employment Agreement between the Company and Barry Epling, dated December 1, 1993(1)

                                 -19-
PAGE

Exhibit
Number       Exhibit
 10.20       1993 Stock Option Plan(1)

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



                                 -20-
PAGE

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




                                 -21-
PAGE

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


                                -22-
PAGE

Exhibit
Number       Exhibit

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





























                                 -23-
PAGE

                                     SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          UStel, INC.

Date  March 15, 1997                      By: /s/ Robert L. B. Diener
                                                Robert L. B. Diener
                                                Chief Executive Officer

Date March 15, 1997                       By: /s/ Wouter van Biene
                                                Wouter van Biene
                                                Chief Financial Officer

Date March 15, 1997                       By: /s/ Richard C. Ward
                                                Richard C. Ward
                                                Controller

/TEXT