Form 10QSB
period 1997-06-30
USTEL INC
filed 1997-08-14
CIK 919274

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB
Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended June 30, 1997

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

         Class             Outstanding as of August 12, 1997

Common Stock,  $0.01 par value per share       6,898,778 shares

Transitional Small Business Disclosure Format (check one)
Yes______; No___X__

PAGE

                                     USTEL, INC.

                            Quarterly Report on Form 10-QSB
                          For the Quarter Ended June 30, 1997

            PART I - FINANCIAL INFORMATION

ITEM  1.    Financial Statements

            Condensed Balance Sheet -
            December 31, 1996 and June 30, 1997................... 2

            Condensed Statement of Operations -
            Three Months Ended June 30, 1996 and
            June 30, 1997 and the Six Months Ended
            June 30, 1996 and June 30, 1997........................4

            Condensed Statement of Changes In
            Stockholders' Equity For The Period
            January 1, 1997 to June 30, 1997.......................5

            Condensed Statement of Cash Flows -
            Three Months Ended June 30, 1996 and
            June 30, 1997..........................................6

            Summary of Accounting Policies.........................7

            Notes To Condensed Financial Statements...............10

ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS..................15


            PART II - OTHER INFORMATION

            Items 1 through 5 are not applicable for the quarter ended June 30, 1997.

            Item 6 No reports on Form 8-K were required to be filed during the quarter ended June 30, 1997.



















PAGE

                           UStel, Inc.
                         Balance Sheets
                                            December 31,    June 30,
                                               1996           1997
                  ASSETS                     (Audited)    (Unaudited)

Current Assets
 Cash                                    $   225,926      $   555,698

 Accounts receivable, less allowance for
  doubtful accounts of $1,123,000 and
  $1,014,000                               6,876,465        6,935,804
 Prepaid expenses                            376,331          283,688
                                          ----------       ----------
     Total current assets                  7,478,722        7,775,190
                                          ----------       ----------
Property and equipment
 Office furniture and equipment            2,537,268        2,883,677
 Leasehold improvement                       180,012          188,799
                                          ----------       ----------
                                           2,717,280        3,072,476

 Less accumulated depreciation              (471,449)        (644,936)
                                          ----------       ----------
     Net property and equipment            2,245,831        2,427,540
                                          ----------       ----------
Related party receivables                    301,475          674,981
Other receivables, less allowance for
 doubtful accounts of $744,000 and
 $529,000, respectively                      138,936          144,239
Start-up costs less accumulated amortization
 of $78,696 and $86,893                       19,673            9,837
Deferred charges                           1,182,308          587,090
                                         -----------      -----------
      Total Assets                       $11,366,945      $11,618,877
                                         ===========      ===========

See accompanying summary of accounting policies and notes to financial statements.












                                 -2-
PAGE

                           UStel, Inc.
                          Balance Sheets

                                           December 31,   June 30,
                                               1996        1997
LIABILITIES AND STOCKHOLDERS' EQUITY        (Audited)    (Unaudited)

Current Liabilities
 Notes payable to bank                   $ 2,225,608     $ 2,278,585
 Notes payable to related parties             84,000               0
 Notes payable - others                    4,907,239               0
 Accounts payable                          1,178,818         880,619
 Accrued revenue taxes                       232,999         179,840
                                          ----------     -----------
     Total current liabilities             8,628,664       3,339,044

Convertible subordinated debentures          500,000         500,000
                                          ----------     -----------
     Total liabilities                     9,128,664       3,839,044
                                          ----------     -----------
Commitments and contingencies

Stockholders' equity
 Series A Convertible Preferred Stock,
   $.01 par value, 5,000,000 shares
   authorized and 550,000 and 275,000
   shares, respectively,
   outstanding (Liquidation
   Preference $3,000,000 and $1,500,000)       5,500           2,750
 Common stock, $.01 par value, 40,000,000
   shares authorized; 2,126,851 and
   5,406,541 shares issued and
   outstanding, respectively                  21,269          54,069
 Additional paid-in capital                7,710,561      14,026,043
 Accumulated deficit                      (5,499,049)     (6,303,028)
                                         -----------     -----------
     Total stockholders' equity            2,238,281       7,779,833
                                         -----------     -----------
     Total Liabilities and Stockholders'
       Equity                            $11,366,945     $11,618,877
                                         ===========     ===========

See accompanying summary of accounting policies and notes to financial statements.

                                 -3-

PAGE

                           UStel, Inc.
                  Condensed Statements of Operations
                           (Unaudited)
                                        Three Months Three Months   Six Months   Six Months
                                           Ended        Ended         Ended        Ended
                                         June 30,     June 30,       June 30,     June 30,
                                           1996         1997          1996         1997
                                       ------------  -----------   -----------   -----------
                                       < C>
Revenues:
 Gross                                  $ 5,714,013  $ 5,794,752   $10,708,941   $11,850,923
 Less credits                              ( 90,777)    (114,050)     (182,438)     (282,476)
                                        -----------  -----------   -----------   -----------
                                          5,623,236    5,680,702    10,526,503    11,568,447
                                        -----------  -----------   -----------   -----------
Operating expenses
 Cost of services sold                    3,856,822    4,484,269     7,241,355     8,844,107
 Selling                                    616,893      622,535     1,074,719     1,233,754
 General and administrative                 923,343    1,015,773     1,830,339     1,830,875
 Depreciation and amortization               61,123       97,449       122,112       183,324
                                        -----------   ----------   -----------   -----------
    Total operating expenses              5,458,181    6,220,026    10,268,525    12,092,060
                                        -----------   ----------   -----------   -----------
Income from operations                      165,055     (539,324)      257,978      (523,613)

Interest expense, net of interest income    (94,488)    (106,515)     (186,013)     (280,365)
                                        -----------   ----------   -----------   -----------
     Net Income (Loss)                  $    70,567   $ (645,839)  $    71,965   $  (803,978)
                                        ===========   ==========   ===========   ===========
Net Income (Loss) per share:
  Primary                                  $  0.039    $  (0.124)   $    0.041    $   (0.183)
                                           ========    =========    ==========    ==========
  Fully Diluted                            $  0.022                 $    0.023
                                           ========                 ==========
Weighted average number of common
 shares outstanding:
  Primary                                 1,788,333    5,188,097    1,763,056      4,383,724
                                          =========    =========    =========      =========
  Fully Diluted                           3,199,652                 3,118,039
                                          =========                 =========

See accompanying summary of accounting policies and notes to financial statements.










                                 -4-

PAGE

                           UStel, Inc.

          Statements of Changes in Stockholders' Equity
         For The Period January 1, 1997 to June 30, 1997
                           (Unaudited)
                                                                      Additional
                            Preferred Stock        Common Stock         Paid-In Accumulated
                            Shares   Amount      Shares     Amount      Capital   Deficit          Total
Balance, January 1, 1997   550,000   $ 5,500   2,126,851   $ 21,269  $ 7,710,561 $(5,499,049)   $ 2,238,281

Public Offering of
 Common Stock and
 Warrants                                      2,905,000     29,050    8,685,950                  8,715,000

Conversion of
 Preferred Stock          (275,000)   (2,750)    374,990      3,750       (1,000)                       -0-

Costs of Public
 Offering                                                             (2,369,470)                (2,369,470)

Net Loss For Period                                                                 (803,978)      (803,978)
                           -------   -------   ---------   --------  ----------- ------------   -----------
Balance, June 30, 1997     550,000   $ 2,750   5,031,851   $ 54,069  $14,026,041 $(6,303,027)   $ 7,779,833
                           =======   =======   =========   ========  =========== ============   ===========

See accompanying summary of accounting policies and notes to financial statements.

                                 -5-

PAGE

                            UStel, Inc.
                Condensed Statements of Cash Flows
                   Increase (Decrease) in Cash
                         (Unaudited)    Six Months      Six Months
                                           Ended           Ended
                                          June 30,        June 30,
                                           1996            1997
                                       ------------    ------------
Net Income (Loss)                       $    71,965     $  (803,978)
 Adjustments to reconcile net income
  (loss) to net cash
  used in operating activities:
   Depreciation and amortization            122,112         183,324
   Provisions for losses on accounts
     receivable                             244,466         286,508
   Change in operations-assets and
     liabilities:
    Accounts receivable                    (971,818)       (345,847)
    Due from related parties                 10,191        (373,507)
    Other receivables                             0          (5,303)
    Prepaid expenses and other             (181,793)         92,643
    Accounts payable and accrued expenses 1,178,371        (351,358)
    Other                                  (865,179)          5,000
                                        -----------     -----------
     Net cash used in operating
       activities                          (391,685)     (1,312,518)
                                        -----------     -----------
Cash flows from investing activities:
 Purchase of equipment                      (78,101)       (355,196)
 Prepaid offering costs                    (238,226)            -0-
                                        -----------     -----------
Net cash used in investing activities      (316,327)       (355,196)
                                        -----------     -----------
Cash flows from financing activities:
 Liquidation of certificates of deposit   1,023,428             -0-
 Proceeds from notes payable - related
   parties                                  400,000          24,500
 Proceeds from notes payable - others     8,233,309      12,077,253
 Public offering of common stock and
   warrants, net                                  0       7,147,749
 Payments on debt-related parties          (725,000)       (108,500)
 Payments on debt-others                 (7,576,683)    (17,143,516)
                                        -----------     -----------
Net cash provided by financing
  activities                              1,355,054       1,997,486
                                        -----------     -----------
Net increase in cash                        647,042         329,772
Cash, beginning of period                     1,200         225,926
                                        -----------     -----------
Cash, end of period                     $   648,242     $   555,698
                                        ===========     ===========
Supplemental information:
Interest paid                           $   242,533     $   430,037
Income taxes paid                            12,638           2,878

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

Revenue Recognition:

Revenue is recognized upon completion of the telephone call.

Property And Equipment:

Equipment is stated at cost with depreciation provided over the estimated useful lives of the respective assets on the straight-line basis over lives ranging from five to fifteen years. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the term of the lease.

Deferred Charges:

Deferred charges consist of loan fees, offering costs and certain costs incurred in connection with expanding the Company's market position. Loan fees are amortized over the life of the related loan. Offering costs have been charged against paid-in capital when the offering with which they are associated has been consummated. If the offering had not been consummated, such costs would have been charged to operations during the period when it became evident that the offering would not have been completed. Costs incurred to expand the Company's market position are amortized over the period of benefit not to exceed twenty-four months. It is the Company's policy to periodically review and evaluate that the benefits associated with these costs are expected to be realized and, therefore, deferral and amortization are justified.

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

Use of Estimates:

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

Concentrations of Credit Risks:

The Company maintains cash balances at one financial institution. Deposits not to exceed $100,000 are insured by the Federal Deposit Insurance Corporation. At June 30, 1997, the Company has uninsured cash in the amount of approximately $464,993.

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

New Accounting Pronouncements:

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

Cash, Restricted Cash, Accounts Receivable and Accounts Payable:

The carrying amount approximates fair value due to the short maturity of those instruments.

Notes Payable:

The fair value of the Company's notes payable is based on quoted market prices for similar issues of debt with similar remaining maturities.

Convertible Debenture:

The fair value of the Company's convertible debentures is estimated based upon current market borrowing rates for loans with similar terms and maturities.

Reclassifications:

Certain financial statement items have been reclassified to conform to the current year's presentation.
















                                 -9-
PAGE

                             UStel, Inc.
                  Notes to Financial Statements

Note 1 - Deferred Charges

Deferred charges consist of the following:
                                          December 31,       June 30,
                                              1996            1997

 Development costs....................... $  131,437      $  111,438
 Offering costs...........................   739,672             -0-
 Acquisition program costs................       -0-         141,355
 Loan fees................................   183,153         199,478
 Calling card program.....................   138,108         138,108
 Deposits and other.......................   128,202         173,253
                                          ----------      ----------
                                           1,320,572         763,632
 Accumulated amortization.................  (138,264)       (176,542)
                                          ----------      ----------
                                          $1,182,308      $  587,090
                                          ==========      ==========
Note 2 - Notes Payable to Bank

In December 1995, the Company obtained a Senior Credit Facility ("Credit Facility" and "Line") in the amount of up to $5 million with an asset-based lender. Amounts drawn under the Credit Facility accrue interest at a variable rate equal to the Bank of America Reference Rate plus 2% per annum. The line is secured by accounts receivable and all of the Company's other assets.
Under the credit facility, the Company can borrow up to an amount which is the lesser of $5 million or up to 85% of the Company's eligible receivables. Subject to the $5 million maximum borrowing, in addition to amounts supported by receivables, the Company may borrow on a 36-month term loan basis up to the lesser of $1.5 million or a formula amount based on the fair value of new equipment and the liquidation value of existing equipment. Amounts outstanding under the credit facility at December 31, 1996 and June 30, 1997 were $2,225,608 and $2,278,585, respectively.

Note 3 - Related Party Transactions

(a) Related Parties Receivables

At December 31, 1996 and June 30, 1997, the Company has amounts due from various related parties relating to loans as follows:

                                               December 31,    June 30,
                                                   1996          1997
    Loans:
     Related entities..........................$   26,371     $   27,396
     Officers and former officers .............   274,330        298,311
     Employees.................................       774          8,774
     Consortium 2000...........................       -0-        340,500
                                               ----------     ----------
                                               $  301,475     $  674,981
                                               ==========     ==========
(b) Related Parties Payable

During February, 1996 the Company borrowed $400,000 from a related party.
                                 -10-
PAGE

                             UStel, Inc.
                  Notes To Financial Statements

Note 3 - Related Party Transactions (Continued)

The note was payable on demand and bore interest at 12% per annum. In June, 1996, $116,000 of this borrowing was repaid. An additional repayment of $200,000 was made in August 1996. Interest was payable at the earlier of maturity or repayment of the full amount borrowed. The amount outstanding at December 31, 1996 was $84,000. This loan was repaid in February, 1997.

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

(d) Sales Agent

On August 14, 1996, the Company and Consortium 2000, Inc. entered into a Merger Agreement and Plan of Reorganization. Under the terms of the Agreement (a) the Company merged with Consortium 2000, Inc., with the Company being the surviving corporation in the merger, and (b) all of the capital stock of Consortium 2000, Inc. was converted into an aggregate of 1,076,923 shares of the common stock of the Company. As a result of the Agreement, Consortium 2000, Inc. is a wholly-owned subsidiary of the Company.
The transaction was completed in the first week of July 1997.

In August, 1994 the Company had retained Consortium 2000, Inc., on a commission basis. As part of the consideration for its engagement, the Company agreed to issue the sales agent warrants to purchase up to 300,000 shares of common stock. These warrants were cancelled upon the completion of the acquisition of Consortium 2000, Inc.

(e)  Financial Consultant

In September 1995, the Company engaged the Diener Financial Group, a company wholly-owned by Robert L.B. Diener, who is the son of Royce Diener, a director of the Company. For assisting the Company in connection with a private placement, the Company paid Robert L. B. Diener the sum of $25,000. In November, 1995, the Company granted Mr. Diener 100,000 warrants exercisable at $5.00 per share, expiring November, 2000. Robert L. B. Diener is now Chief Executive Officer of the Company.

Note 4 - Notes Payable - Others

During June 1996 the Company borrowed $1,200,000 from an unrelated party. The one year note bore interest at the annual rate of 12% and was unsecured. Interest is payable at maturity. In conjunction with this loan the Company agreed to issue warrants for acquisition of up to 540,000 of its common shares


                                 -11-
PAGE

                             UStel, Inc.
                  Notes To Financial Statements

Note 4 - Notes Payable - Others (Continued)

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
                                     ========  =========  =========

Note 6 - Convertible Subordinated Debentures
In January 1994, the Company issued 12% Convertible Subordinated Debentures

                                 -12-
PAGE

                             UStel, Inc.
                  Notes To Financial Statements

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

On January 24, 1997, the Company agreed to amend the terms of the Series A Convertible Preferred Stock to change the conversion ratio from 1:1 to 1.3636:1. As a result of this change, the 550,000 shares of Series A Convertible Preferred Stock will be convertible into 749,980 shares of the Company's Common Stock.

On May 23, 1997, 275,000 shares of teh Series A Preferred Stock were converted into 374,990 shares of the Company's Common Stock.

Note 8 - Common Stock

During 1994, the Company completed an initial public offering ("IPO"), of 650,000 shares of the Company's common stock. In connection with the IPO described above, the Company granted to the underwriter, warrants to acquire 65,000 shares of the Company's common stock. The warrants are exercisable for a period of four years commencing one year after the date of the prospectus (June 22, 1994) at an exercise price of $6.25 (125% of the public offering price). This warrant is outstanding as of June 30, 1997.

In February 1997, the Company completed the sale of 1,452,500 units, each unit consisting of two shares of common stock and one redeemable common stock purchase warrant, for $6.00 per unit. The net proceeds to the Company were approximately $6,316,000 after deduction of offering costs and expenses.

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


                                 -13-
PAGE

                             UStel, Inc.
                  Notes To Financial Statements

Note 9 - Income Taxes

At June 30, 1997, the Company has available net operating loss carry-forwards of approximately $7,722,218 for income tax purposes, which expire in varying amounts through 2011. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change in control occurred during 1994. As a result, $3,208,000 of the net operating loss carry-forwards are subject to limitation. The net operating loss carryover may be utilized at a rate of approximately $402,000 per year. The net operating loss carry-forward generated a deferred tax asset of approximately $3,548,000. The deferred tax asset was not recognized since it is more likely than not that they will not be realized accordingly, a 100% valuation allowance was provided.

Note 10 - Other Events

In June 1997 the Company reported that it had signed a letter of intent to acquire Arcada Communications, a privately held switched-based inter-exchange carrier based in Seattle, WA. The transaction is subject to the execution of a definitive agreement, due diligence and approval by the stockholders of both companies.

In July 1997 the Company reported that it had completed the acquistion of Pacific Cellular, a Las Vegas-based reseller of wireless telecommunication services for 304,014 shares of the Company's common stock. Pacific Cellular will continue to operate as a wholly-owned subsidiary of the Company.

In July 1997 the Company also completed the acquisition of Consortium 2000, Inc., marketing organization, which was previously announced in August 1996.

























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

      In July 1997 the Company completed the acquisition of the Consortium 2000 marketing organization and the acquisition of the Pacific Cellular wireless services organization. These acquitisitons, when combined with the Company's announced signing of a letter of intent for the acquisition of Arcada Communications are consistent with the Company's strategy to evolve from its historic emphasis on long distance service into a full-service telecommunications company. The acquisition of Pacific Cellular, when combined with the wireless division of Arcada Communications, will provide the Company with a strong position in the wireless communications market in the Western U.S.

Results of Operations

      The Company was formed in March, 1992, although the Company did not commence significant operations until January, 1993. Since January, 1993, the Company's monthly revenues have grown from $10,000 to approximately $2,000,000 in June 1997. In addition, the number of subscribers to the Company's long distance telephone service has grown to in excess of 20,000 at March 31, 1997.

      On August 14, 1996, UStel and Consortium 2000, Inc., entered into a Merger Agreement and Plan of Reorganization with the execution of a Letter of Intent. Under the terms of this acquisition, which was completed in the first week of July 1997, (a) the Company has merged with Consortium 2000, Inc., with the Company being the surviving corporation in the merger, and (b) all of the capital stock of Consortium 2000, Inc., has been converted into an aggregate of 1,076,923 shares of the common stock of the Company. As a result of this acquisition, Consortium 2000, Inc., has become a wholly-owned subsidiary of the Company.

      The Company's primary cost is for local access services, which represents the cost of originating and terminating calls through local networks owned and

                                 -15-
PAGE
operated by local telephone companies such as USWest and Pacific Telesis, combined with the cost of utilizing usage-sensitive transmission facilities and leasing long-haul bulk transmission lines from facilities-based carriers.

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

Comparison of Results of Operations--Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.

      Revenues for the six months ended June 30, 1997 were $11,568,447 as compared to $10,526,503 for the six months ended June 30, 1996. The increase in revenues in 1997 was the result of expansion from a customer base of 9,000 at January 1, 1996 to a customer base in excess of 25,000 at June 30, 1997, offset in part by increasing competition in the long distance telecommunications marketplace in the past fifteen months and the Company's need to shift to products with less gross margin to enable it to compete..

      Cost of services sold for the six months ended June 30, 1997 was $8,844,107 as compared to $7,241,355 for the six months ended June 30, 1996. The increase in cost of services sold, similar to the increase between periods in revenue, was the result of the expansion in the Company's customer base. Cost of services sold for the six months ended June 30, 1997 was 76.4% of the revenues produced in the six months ended June 30, 1997. Cost of services sold for the six months ended June 30, 1996 was 68.8% of the revenues produced in that period of 1996. This increase in the cost of services sold, as a percentage of revenues, reflects the increasing competition in the long distance telecommunications marketplace in the past fifteen months and the Company's need to shift to products with less gross margin to enable it to compete.

      General and administrative expenses for the six months ended June 30, 1997 were $1,830,875 as compared to $1,830,339 for the six months ended June 30, 1996. The relatively flat position reflects the Company's ability to absorb increased operations within the existing staff and facilities.

      Selling expenses for the six months ended June 30, 1997 were $1,233,754 as compared to $1,074,719 for the six months ended June 30, 1996. The increase in selling expenses reflects the costs associated with the expansion and retention of the Company's customer base from commencement through June 30, 1997.

      Depreciation and amortization for the six months ended June 30, 1997 was $183,324 as compared to $122,112 for the six months ended June 30, 1996. Amortization of the Company's start-up cost asset was $9,834 for both the six month periods ended June 30, 1997 and June 30, 1996, respectively. Depreciation for the six months ended June 30, 1997 was $173,490 as compared


                                 -16-
PAGE
to $112,278 for the six months ended June 30, 1996.

      The increase in depreciation was the result of the Company's increasing investments in telephone switching equipment and facilities to handle increased telephone traffic and increased investment in the computer hardware and software that supports the operations of the telephone equipment and related billing activities. The Company's investment in these fixed assets increased from approximately $1,604,000 at December 31, 1995 to approximately $3,072,000 at June 30, 1997.

      During the six months ended June 30, 1997 the Company reported a loss from operations of $523,615 versus income from operations of $257,978 for the six months ended June 30, 1996.

      Interest expense for the six months ended June 30, 1997 was $298,913 as compared to $272,928 for the six months ended June 30, 1996. In December, 1995, the Company obtained a senior credit facility (the "Credit Facility") from a finance company in the amount of up to $5,000,000. This Credit Facility bears interest at the Bank of America Reference Rate plus 2% per annum, with a minimum of $15,000 interest expense per month. Interest expense charged on the Credit Facility for the six months ended June 30, 1997 was $148,473 including amortization of related loan fees over thirty-six months.

      Interest income for the six months ended June 30, 1997 was $18,548 principally from the Company's accrual of interest on related party loans, as compared to $86,691 for the six months June 30, 1996, when interest income also included earnings from certificates of deposit.

      During the six months ended June 30, 1997, the Company reported a net loss of $803,978 versus net income of $71,965 for the six months ended June 30, 1996.

Comparison of Results of Operations--Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996.

      Revenues for the three months ended June 30, 1997 were $5,680,702 as compared to $5,623,236 for the three months ended June 30, 1996. The change in revenues in 1997 was the result of expansion from a customer base of 9,000 at January 1, 1996 to a customer base in excess of 26,000 at June 30, 1997, offset in part by increasing competition in the long distance telecommunications marketplace in the past fifteen months and the Company's need to shift to products with less gross margin to enable it to compete.

      Cost of services sold for the three months ended June 30, 1997 was $4,484,269 as compared to $3,856,822 for the three months ended June 30, 1996. The increase in cost of services sold, similar to the increase between periods in revenue, was the result of the expansion in the Company's customer base. Cost of services sold for the three months ended June 30, 1997 was 78.9% of the revenues produced in that period of 1997. Cost of services sold for the three months ended June 30, 1996 was 68.6% of the revenues produced in that period of 1996. This increase in the cost of services sold, as a percentage of revenues, reflects the increasing competition in the long distance telecommunications marketplace in the past fifteen months and the Company's need to shift to products with less gross margin to enable it to compete.


                                 -16-
PAGE

      General and administrative expenses for the three months ended June 30, 1997 were $1,015,771 as compared to $923,343 for the three months ended June 30, 1996. The relatively flat position reflects the Company's ability to absorb increased operations within the existing staff and facilities.

      Selling expenses for the three months ended June 30, 1997 were $622,535 as compared to $616,893 for the three months ended June 30, 1996. The increase in selling expenses reflects the costs associated with the expansion and retention of the Company's customer base from commencement through June 30, 1997.

      Depreciation and amortization for the three months ended June 30, 1997 was $97,449 as compared to $61,123 for the three months ended June 30, 1996. Amortization of the Company's start-up cost asset was $4,917 for both the three month periods ended June 30, 1997 and June 30, 1996, respectively. Depreciation for the three months ended June 30, 1997 was $92,532 as compared to $56,206 for the three months ended June 30, 1996.

      The increase in depreciation was the result of the Company's increasing investments in telephone switching equipment and facilities to handle increased telephone traffic and increased investment in the computer hardware and software that supports the operations of the telephone equipment and related billing activities. The Company's investment in these fixed assets increased from approximately $1,604,000 at December 31, 1995 to approximately $3,072,000 at June 30, 1997.

      During the three months ended June 30, 1997 the Company reported a loss from operations of $626,199 versus income from operations of $165,055 for the three months ended June 30, 1996.

      Interest expense for the three months ended June 30, 1997 was $113,172 as compared to $148,731 for the three months ended June 30, 1996. In December, 1995, the Company obtained a senior credit facility (the "Credit Facility") from a finance company in the amount of up to $5,000,000. This Credit Facility bears interest at the Bank of America Reference Rate plus 2% per annum, with a minimum of $15,000 interest expense per month. Interest expense charged on the Credit Facility for the three months ended June 30, 1997 was $68,979 including amortization of related loan fees over thirty-six months.

      Interest income for the three months ended June 30, 1997 was $6,656 principally from the Company's accrual of interest on related party loans, as compared to $54,243 for the three months June 30, 1996, when interest income also included earnings from certificates of deposit.

      During the three months ended June 30, 1997, the Company reported a net loss of $645,838 versus net income of $70,567 for the three months ended June 30, 1996.

Liquidity and Capital Resources

      The Company's working capital position at March 31, 1997 was approximately $4,436,000. During the six months ended June 30, 1997, the Company utilized net cash of $1,312,518 for operating activities.


                                 -17-
PAGE

      Because the Company has not yet completed installation of an in-house billing system, it is dependent upon a third-party billing services provider to send out bills to the Company's customers for usage of the services provided by the Company. This reliance on an outside billing service makes it is uneconomical for the Company to render bills more frequently than once a month. Typically, bills for services are being mailed out between 10 to 20 days after the end of the month in which the services are rendered. The Company is generally required to pay for the use of third-party long distance lines within 30 days of the end of month in which the service is rendered. This strains the Company's working capital as it is required to seek sources for financing the differences between the payables and receivables.

      At June 30, 1997, the Company's accounts receivable, net of allowance for doubtful accounts, was $7,080,043. In addition, through June 30, 1997, the Company had invested $2,883,677 in switching and related equipment and in computer hardware and software.

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

      Under the Credit Facility, the Company can borrow up to an amount which is the lesser of $5,000,000 or up to 85% of the Company's eligible receivables and unbilled calling records. Subject to the $5,000,000 maximum borrowing, in addition to amounts supported by receivables, the Company may borrow on a 36-month term loan basis up to the lesser of $1,500,000 or a formula amount based on the fair value of new equipment and the liquidation value of existing equipment. The amount outstanding under the Credit Facility at June 30, 1997 was $2,278,585; however, the line was only approximately 70% drawn at that point.

      In February, 1996, the Company borrowed $400,000 from Kamel B. Nacif, the holder of the Company's Series A Preferred Stock. This loan was payable on demand and bore interest at the annual rate of 12%. At December 31, 1996, the unpaid balance was $84,000. This loan was paid off in February 1997. In addition, an 8% loan fee was paid at maturity.

      In June, 1996, the Company borrowed $1,200,000 from an unrelated party. The one-year note bore interest at the annual rate of 12% and was unsecured. Interest was payable at maturity. In conjunction with this loan the Company agreed to issue warrants for the acquisition of up to 540,000 shares of its common stock at a price of $5.00 per share. Warrants for the purchase of 120,000 shares of common stock were issuable at the time the loan was funded. This loan was paid off in February 1997. At the time of repayment the lender was entitled to warrants to purchase 240,000 shares of the Company's common stock.
                                 -18-
PAGE

      As of September 9, 1996, the Company was indebted for transmission service to WilTel, its primary long distance carrier, in the amount of $5,595,963 (before application of certain volume discounts available under the transmission service contract). Payment of this amount was settled by payment of $1,000,000 on September 9, 1996, the Company's agreement to pay an additional $735,688 by September 27, 1996 and the Company's agreement to execute a promissory note in the amount of $3,860,275. In connection with this agreement, the Company further agreed to pay future WilTel invoices within 30 days of presentation. The initial due date of the promissory note was November 14, 1996, and it was later extended to December 31, 1996 and February 28, 1997. The note bore interest at the rate of 15% per annum through November 14, 1996 and 18% thereafter and was secured by a second lien on all of the Company's assets. The promissory note was also guaranteed by Consortium 2000 and secured by certain assets of Consortium 2000. On February 28, 1997, the principal balance and accrued interest under the promissory note was paid in full from the proceeds of the 1997 public offering.

      In February 1997 the Company successfully completed a public offering of 1,452,500 Units (with each Unit consisting of two shares of the Company's Common Stock plus one redeemable Common Stock Purchase Warrant) for $6.00 per Unit less underwriters discount, commissions and offering costs.
The net proceeds to the Company were approximately $6,345,000. With the net proceeds of this offering the Company was able to pay off all of its outstand-ing notes payable, with the exception of its senior credit facility.






























                                 -19-
PAGE

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

                                 -19-
PAGE

Exhibit
Number       Exhibit

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


                                 -20-
PAGE

Exhibit
Number       Exhibit

             Company's report on Form 8-K filed with the SEC on August 27,
             1996)(4)

 10.42 Registration Rights Agreement, dated August 14, 1996 between the Company and Noam Schwartz, David Schwartz, the RGB 1993 Family Trust and the TAD 1993 Family Trust (exhibit 10.2 to the Company's report on Form 8-K filed with the SEC on August 27, 1996)(4)

 10.43 Promissory Note, and ancillary agreement, between the Company and Kamel B. Nacif, dated February 29, 1996 (5)

 10.44 Beverly Hills Switching Equipment Letter Agreement, among the Company, Barry Epling individually and d/b/a TYC and TYC, Inc., dated June 5, 1996 (5)

 10.45 Form of Employment and Non-Disclosure Agreement between the Company and Danny Knoller, dated September 1, 1996 (5)

 10.46 Consulting Agreement between the Company and Vanguard Consultants, Inc., dated August 1, 1996 (5)

 10.47 Indemnification Agreement between the Company and Noam Schwartz, dated August 2, 1996 (5)

 10.48 Letter Agreement between the Company and Consortium 2000, Inc., dated August 7, 1996 (5)

 10.49 Amendment Number One to Loan and Security Agreement, Secured Promissory Note and Amended and Restated Secured Promissory Note between the Company and Coast Business Credit, dated September, 1996 (5)

 10.50       WilTel, Inc. Extension Documents:

             (a) promissory note, dated September 10, 1996 (5)
             (b) security agreement, dated September 19, 1996 (5)
             (c) letter agreement, dated December 27, 1996 (5)

 10.51 Sublease between Consortium 2000, Inc., and Primedex Corporation, dated September 25, 1993 (5)

 10.52 Sales Agency Agreement between Consortium 2000, Inc., and WorldCom, Inc., d/b/a/ LDDS WorldCom, dated June 1, 1995 Confidential Redacted Version (5)

 10.53 Hertz Technologies, Inc., Marketing Agreement and Amendments No. 1 and 2 thereto, between Consortium 2000, Inc., and Hertz Technologies, Inc., dated July 7, 1995 Confidential Redacted Version (5)

 10.54 Distributor Program Agreement and Amendment No. 1 and 2 thereto, between Consortium 2000, Inc., and LCI International Telecom

                                 -21-
PAGE

Exhibit
Number       Exhibit

             Corp., dated November 3, 1994, January 31, 1996 and March 26, 1996, respectively, Confidential Redacted Versions (5)

 10.55 Marketing Services Agreement between Consortium 2000, Inc. and New Enterprise Wholesale Telephone Services, Limited Partnership, dated August 15, 1994, Confidential Redacted Version (5)

 10.56 Consortium 2000 and Call Points, Inc. Agreement between Consortium 2000 and Call Points, Inc., dated September 7, 1995, Confidential Redacted Version (5)

 10.57 Client Contract among Consortium 2000, Inc., Verifications Plus and Advanced Data Com, Inc., dated January 24, 1996, Confidential Redacted Version (5)

 10.59 Promissory Note, Commercial Security Agreement and Letter Agreement between Consortium 2000, Inc., and City National Bank, dated May 28, 1996, May 28, 1996 and May 30, 1996, respectively
             (5)

 10.60-a,b,c,d (a)  Letter Agreement between the Company and Jeflor, Inc., dated June 10, 1996 (5)
               (b) Subordinated Convertible Debenture, dated June 19, 1996 (5)

               (c) Warrant, dated June 21, 1996 (5)

               (d) Guaranty of Loan by Noam Schwartz, Ronnie Schwartz and
                      Haskel Iny, dated June 17, 1996 (5)

 10.61 Form of Employment and Non-Disclosure Agreement between the Company and Robert B. Diener, effective as of August 15, 1996 (5)

 10.62 Form of Employment and Non-Disclosure Agreement between the Company and Jerry Dackerman, effective as of August 15, 1996 (5)

 10.63 Form of Employment and Non-Disclosure Agreement between the Company and Wouter van Biene, effective as of August 15, 1996 (5)

 10.64       Form of Indemnification Agreement between the Company and Robert
             B. Diener, effective as of August 15, 1996 (5)

 10.65 Form of Indemnification Agreement between the Company and Jerry Dackerman, effective as of August 15, 1996 (5)

 10.66 Form of Indemnification Agreement between the Company and Wouter van Biene, effective as of August 15, 1996 (5)

 10.67 Form of Financial Consulting Agreement between the Company and BC Capital Corp. (5)

 11          Computation of Earnings per Share (5)


                                -22-
PAGE

Exhibit
Number       Exhibit


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

(5) Incorporated by reference to the Company's Registration Statement and Amendments No. 1 through 3 on Form SB-2 (Registration No. 333-12981) declared effective February 14, 1997.


































                                 -23-
PAGE

                                     SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          UStel, INC.

Date August 14, 1997                      By: /s/ Robert L. B. Diener
                                                Robert L. B. Diener
                                                Chief Executive Officer

Date August 14, 1997                      By: /s/ Edmund C. King, Jr.
                                                Edmund C. King, Jr.
                                                Chief Financial Officer

Date August 14, 1997                      By: /s/ Richard C. Ward
                                                Richard C. Ward
                                                Controller

/TEXT