Form 10QSB
period 1997-09-30
USTEL INC
filed 1997-11-14
CIK 919274

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB
Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended September 30, 1997

                  Commission File number 0-24098

                            UStel, Inc.
          (Name of Small Business Issuer in its charter)

 Minnesota                                                 95-4362330
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation of organization)                        Identification Number)

6167 Bristol Parkway, Suite 100, Culver City CA                90230
   (Address of principal executive offices)                  (Zip code)

                          (310) 645-1770
        (Issuer's telephone number, including area code)

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

         Class             Outstanding as of November 10, 1997

Common Stock,  $0.01 par value per share       6,872,778 shares

Transitional Small Business Disclosure Format (check one)
Yes______; No___X__

PAGE

                                     USTEL, INC.

                            Quarterly Report on Form 10-QSB
                        For the Quarter Ended September 30, 1997

            PART I - FINANCIAL INFORMATION

ITEM  1.    Financial Statements

            Condensed Consolidated Balance Sheet -
            December 31, 1996 and September 30, 1997.............. 2

            Condensed Consolidated Statement of Operations -
            Three Months Ended September 30, 1996 and
            September 30, 1997 and the Nine Months Ended
            September 30, 1996 and September 30, 1997..............4

            Condensed Consolidated Statement of Changes In
            Stockholders' Equity For The Period
            January 1, 1997 to September 30, 1997..................5

            Condensed Consolidated Statement of Cash Flows -
            Nine Months Ended September 30, 1996 and
            September 30, 1997.....................................6

            Summary of Accounting Policies.........................7

            Notes To Condensed Consolidated Financial Statements..10

ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS..................15


            PART II - OTHER INFORMATION

            Items 1 through 5 are not applicable for the quarter ended September 30, 1997.

            Item 6 During the quarter ended September 30, 1997 the Company filed one report on Form 8-K on September 25, 1997.



















PAGE

                           UStel, Inc.
                    Consolidated Balance Sheets
                                            December 31,  September 30,
                                               1996           1997
                  ASSETS                     (Audited)    (Unaudited)

Current Assets
 Cash                                    $   225,926      $   405,954

 Accounts receivable, less allowance for
  doubtful accounts of $1,123,000 and
  $2,017,000                               6,876,465        6,384,797
 Inventory                                         0           22,983
 Prepaid expenses                            376,331          419,345
                                          ----------       ----------
     Total current assets                  7,478,722        7,233,079
                                          ----------       ----------
Property and equipment
 Office furniture and equipment            2,537,268        3,099,976
 Leasehold improvement                       180,012          198,081
                                          ----------       ----------
                                           2,717,280        3,298,057

 Less accumulated depreciation              (471,449)        (879,522)
                                          ----------       ----------
     Net property and equipment            2,245,831        2,418,535
                                          ----------       ----------
Goodwill                                           0        4,186,444
Related party receivables                    301,475          311,732
Other receivables, less allowance for
 doubtful accounts of $744,000 and
 $559,000, respectively                      138,936          144,544
Start-up costs less accumulated amortization
 of $78,696 and $176,961                      19,673           64,006
Deferred charges                           1,182,308          798,611
                                         -----------      -----------
      Total Assets                       $11,366,945      $15,156,951
                                         ===========      ===========

See accompanying summary of accounting policies and notes to financial statements.












                                 -2-
PAGE

                           UStel, Inc.
                    Consolidated Balance Sheets

                                           December 31, September 30,
                                               1996        1997
LIABILITIES AND STOCKHOLDERS' EQUITY        (Audited)    (Unaudited)

Current Liabilities
 Notes payable to bank                   $ 2,225,608     $ 2,328,346
 Notes payable to related parties             84,000               0
 Notes payable - others                    4,907,239               0
 Accounts payable                          1,178,818       3,721,160
 Accrued revenue taxes                       232,999         215,363
                                          ----------     -----------
     Total current liabilities             8,628,664       6,264,869

Convertible subordinated debentures          500,000         500,000
                                          ----------     -----------
     Total liabilities                     9,128,664       6,764,869
                                          ----------     -----------
Commitments and contingencies

Stockholders' equity
 Series A Convertible Preferred Stock,
   $.01 par value, 5,000,000 shares
   authorized and 550,000 and 275,000
   shares, respectively,
   outstanding (Liquidation
   Preference $3,000,000 and $1,500,000)       5,500           2,750
 Common stock, $.01 par value, 40,000,000
   shares authorized; 2,126,851 and
   6,787,778 shares issued and
   outstanding, respectively                  21,269          67,878
 Additional paid-in capital                7,710,561      17,295,583
 Accumulated deficit                      (5,499,049)     (8,974,129)
                                         -----------     -----------
     Total stockholders' equity            2,238,281       8,392,082
                                         -----------     -----------
     Total Liabilities and Stockholders'
       Equity                            $11,366,945     $15,156,951
                                         ===========     ===========

See accompanying summary of accounting policies and notes to financial statements.

                                 -3-

PAGE

                           UStel, Inc.
            Condensed Consolidated Statements of Operations
                           (Unaudited)
                                        Three Months Three Months   Nine Months   Nine Months
                                           Ended        Ended         Ended        Ended
                                        September 30, September 30, September 30, September 30,
                                           1996         1997          1996         1997
                                       -------------  -----------   -----------   -----------
                                       < C>
Revenues:
 Gross                                  $ 5,804,706  $ 6,692,223   $16,513,648   $18,543,146
 Less credits                              (164,865)    (158,835)     (347,304)     (441,311)
                                        -----------  -----------   -----------   -----------
                                          5,639,841    6,533,388    16,166,344    18,101,835
                                        -----------  -----------   -----------   -----------
Operating expenses
 Cost of services sold                    4,765,023    5,303,454    12,006,378    14,147,561
 Selling                                    601,986      163,887     1,676,705     1,397,641
 General and administrative               2,932,631    3,461,557     4,762,971     5,292,431
 Depreciation and amortization               61,959      154,031       184,071       337,355
                                        -----------   ----------   -----------   -----------
    Total operating expenses              8,361,599    9,082,928    18,630,125    21,174,988
                                        -----------   ----------   -----------   -----------
Loss from operations                     (2,721,758)  (2,549,540)   (2,463,781)   (3,073,152)

Interest expense, net of interest income   (127,916)    (121,562)     (313,928      (401,927)
                                        -----------  -----------   -----------   -----------
     Net Loss                           $(2,849,674) $(2,671,102)  $(2,777,709)  $(3,475,080)
                                        ===========  ===========   ===========   ===========
Net Loss per share:
  Primary                                  $ (1.39)      $ (0.40)     $ (1.37)       $ (0.68)
                                           ========    =========    ==========    ==========
Weighted average number of common
 shares outstanding:
  Primary                                 2,055,518    6,622,031    2,025,740      5,129,826
                                          =========    =========    =========      =========

See accompanying summary of accounting policies and notes to financial statements.










                                 -4-

PAGE

                           UStel, Inc.

     Consolidated Statements of Changes in Stockholders' Equity
        For The Period January 1, 1997 to September 30, 1997
                           (Unaudited)
                                                                      Additional
                            Preferred Stock        Common Stock         Paid-In Accumulated
                            Shares   Amount      Shares     Amount      Capital   Deficit          Total
Balance, January 1, 1997   550,000   $ 5,500   2,126,851   $ 21,269  $ 7,710,561 $(5,499,049)   $ 2,238,281

Public Offering of
 Common Stock and
 Warrants                                      2,905,000     29,050    8,685,950                  8,715,000

Conversion of
 Preferred Stock          (275,000)   (2,750)    374,990      3,750       (1,000)                       -0-

Costs of Public
 Offering                                                             (2,369,469)                (2,369,469)

Acquisition of Consortium
 2000, Inc. for
 1,076,923 shares of
 Common Stock                                  1,076,923     10,769    2,535,497                  2,546,266

Acquisition of Pacific
 Cellular, Inc. for
 304,014 shares of
 Common Stock                                    304,014      3,040      734,044                    737,084

Net Loss For Period                                                               (3,475,080)    (3,475,080)
                           -------   -------   ---------   --------  ----------- ------------   -----------
Balance, Sept. 30, 1997    275,000   $ 2,750   6,787,778   $ 67,878  $17,295,583 $(8,974,129)    $8,392,082
                           =======   =======   =========   ========  =========== ============   ===========

See accompanying summary of accounting policies and notes to financial statements.

                                 -5-

PAGE

                            UStel, Inc.
           Condensed Consolidated Statements of Cash Flows
                   Increase (Decrease) in Cash
                         (Unaudited)    Nine Months     Nine Months
                                           Ended           Ended
                                       September 30,   September 30,
                                           1996            1997
                                       ------------    ------------
Net Loss                                $(2,777,709)   $ (3,475,080)
 Adjustments to reconcile net income
  (loss) to net cash
  used in operating activities:
   Depreciation and amortization            184,070         363,740
   Provisions for losses on accounts
     receivable                           1,469,151       1,597,085
   Change in operations-assets and
     liabilities:
    Accounts receivable                  (2,497,116)     (1,195,417)
    Due from related parties                 54,702         (10,257)
    Other receivables                      (158,282)         (5,608)
    Prepaid expenses and other              (44,496)        (43,013)
    Accounts payable and accrued expenses 1,414,363       2,674,707
    Other                                         0         (22,983)
                                        -----------     -----------
     Net cash used in operating
       activities                        (2,355,317)       (116,826)
                                        -----------     -----------
Cash flows from investing activities:
 Purchase of equipment                     (180,553)       (730,777)
 Prepaid acquisition and offering costs    (161,240)       (429,399)
                                        -----------     -----------
Net cash used in investing activities      (341,793)     (1,160,176)
                                        -----------     -----------
Cash flows from financing activities:
 Liquidation of certificates of deposit   3,133,433             -0-
 Proceeds from notes payable - related
   parties                                  400,000          24,500
 Proceeds from notes payable - others    19,647,390      18,011,118
 Public offering of common stock and
   warrants, net                                  0       6,345,531
 Payments on debt-related parties          (316,000)       (108,500)
 Payments on debt-others                (19,774,787)    (22,815,619)
                                        -----------     -----------
Net cash provided by financing
  activities                              3,090,036       1,457,030
                                        -----------     -----------
Net increase in cash                        392,926         180,028
Cash, beginning of period                     1,200         225,926
                                        -----------     -----------
Cash, end of period                     $   394,126     $   405,954
                                        ===========     ===========
Supplemental information:
Interest paid                           $   361,837     $   365,346
Income taxes paid                            22,997           4,753

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

Concentrations of Credit Risks:

The Company maintains cash balances at one financial institution. Deposits not to exceed $100,000 are insured by the Federal Deposit Insurance Corporation. At September 30, 1997, the Company has uninsured cash in the amount of approximately $78,249.

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
















                                 -9-
PAGE

                             UStel, Inc.
             Notes to Consolidated Financial Statements

Note 1 - Interim Financial Statements

The interim consolidated financial statements for the nine months ended September 30, 1997 and September 30, 1996, respectively, are unaudited.
In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results for the entire year.

Note 2 - Deferred Charges

Deferred charges consist of the following:
                                          December 31,    September 30,
                                              1996            1997

 Development costs....................... $  131,437      $  111,438
 Offering costs...........................   739,672          31,794
 Acquisition program costs................       -0-         302,410
 Loan fees................................   183,153         199,478
 Calling card program.....................   138,108         138,108
 Deposits and other.......................   128,202         221,063
                                          ----------      ----------
                                           1,320,572       1,004,291
 Accumulated amortization.................  (138,264)       (205,680)
                                          ----------      ----------
                                          $1,182,308      $  798,611
                                          ==========      ==========
Note 3 - Notes Payable to Bank

In December 1995, the Company obtained a Senior Credit Facility ("Credit Facility" and "Line") in the amount of up to $5 million with an asset-based lender. Amounts drawn under the Credit Facility accrue interest at a variable rate equal to the Bank of America Reference Rate plus 2% per annum. The line is secured by accounts receivable and all of the Company's other assets.
Under the credit facility, the Company can borrow up to an amount which is the lesser of $5 million or up to 85% of the Company's eligible receivables. Subject to the $5 million maximum borrowing, in addition to amounts supported by receivables, the Company may borrow on a 36-month term loan basis up to the lesser of $1.5 million or a formula amount based on the fair value of new equipment and the liquidation value of existing equipment. Amounts outstanding under the credit facility at December 31, 1996 and September 30, 1997 were $2,225,608 and $2,328,346, respectively.

Note 4 - Related Party Transactions

(a) Related Parties Receivables

At December 31, 1996 and September 30, 1997, the Company has amounts due from various related parties relating to loans as follows:

                                               December 31,  September 30,
                                                   1996          1997
    Loans:
     Related entities..........................$   26,371     $   27,909
     Officers and former officers .............   274,330        371,420
     Employees.................................       774         12,403
                                               ----------     ----------
                                                  301,475        411,732
     Less allowance                                   -0-       (100,000)
                                               ----------     ----------
                                               $  301,475     $  311,732
                                               ==========     ==========
(b) Related Parties Payable

During February, 1996 the Company borrowed $400,000 from a related party.
                                 -10-
PAGE

                             UStel, Inc.
             Notes To Consolidated Financial Statements

Note 4 - Related Party Transactions (Continued)

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

In August, 1994 the Company had retained Consortium 2000, Inc., on a commission basis. As part of the consideration for its engagement, the Company agreed to issue the sales agent warrants to purchase up to 300,000 shares of common stock. These warrants were canceled upon the completion of the acquisition of Consortium 2000, Inc.

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

Note 5 - Notes Payable - Others

During June 1996 the Company borrowed $1,200,000 from an unrelated party. The one year note bore interest at the annual rate of 12% and was unsecured. Interest is payable at maturity. In conjunction with this loan the Company agreed to issue warrants for acquisition of up to 540,000 of its common shares


                                 -11-
PAGE

                             UStel, Inc.
             Notes To Consolidated Financial Statements

Note 5 - Notes Payable - Others (Continued)

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

Note 6 - Commitments And Contingencies

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
                                     ========  =========  =========

Note 7 - Convertible Subordinated Debentures
In January 1994, the Company issued 12% Convertible Subordinated Debentures

                                 -12-
PAGE

                             UStel, Inc.
             Notes To Consolidated Financial Statements

Note 7 - Convertible Subordinated Debentures (Continued)

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

Note 8 - Preferred Stock

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

On May 23, 1997, 275,000 shares of the Series A Preferred Stock were converted into 374,990 shares of the Company's Common Stock.

Note 9 - Common Stock

During 1994, the Company completed an initial public offering ("IPO"), of 650,000 shares of the Company's common stock. In connection with the IPO described above, the Company granted to the underwriter, warrants to acquire 65,000 shares of the Company's common stock. The warrants are exercisable for a period of four years commencing one year after the date of the prospectus (June 22, 1994) at an exercise price of $6.25 (125% of the public offering price). This warrant is outstanding as of September 30, 1997.

In February 1997, the Company completed the sale of 1,452,500 units, each unit consisting of two shares of common stock and one redeemable common stock purchase warrant, for $6.00 per unit. The net proceeds to the Company were approximately $6,345,000 after deduction of offering costs and expenses.

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

                                 -13-
PAGE

                             UStel, Inc.
             Notes To Consolidated Financial Statements

Note 10 - Income Taxes

At September 30, 1997, the Company has available net operating loss carry-forwards of approximately $7,722,218 for income tax purposes, which expire in varying amounts through 2011. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change in control occurred during 1994. As a result, $3,208,000 of the net operating loss carry-forwards are subject to limitation. The net operating loss carryover may be utilized at a rate of approximately $402,000 per year. The net operating loss carry-forward generated a deferred tax asset of approximately $3,548,000. The deferred tax asset was not recognized since it is more likely than not that they will not be realized accordingly, a 100% valuation allowance was provided.

Note 11 - Other Events

In June 1997 the Company reported that it had signed a letter of intent to acquire Arcada Communications, a privately held switched-based inter-exchange carrier based in Seattle, WA. The transaction is subject to the execution of a definitive agreement, due diligence and approval by the stockholders of both companies.

On July 24, 1997 the Company reported that it had completed the acquisition of Pacific Cellular, a Las Vegas-based reseller of wireless telecommunication services for 304,014 shares of the Company's common stock. Pacific Cellular will continue to operate as a wholly-owned subsidiary of the Company. This transaction was accounted for as a purchase.

On July 8, 1997 the Company also completed the acquisition of Consortium 2000, Inc., marketing organization, which was previously announced in August 1996. This transaction was accounted for as a purchase.




















                                 -14-
PAGE

ITEM  2           MANAGEMENT'S DISCUSSION AND ANALYSIS

General

      The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and the other financial data included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements.

      In July 1997 the Company completed the acquisition of the Consortium 2000 marketing organization and the acquisition of the Pacific Cellular wireless services organization. These acquisitions, when combined with the Company's announced signing of a letter of intent for the acquisition of Arcada Communications are consistent with the Company's strategy to evolve from its historic emphasis on long distance service into a full-service telecommunications company. The acquisition of Pacific Cellular, when combined with the wireless division of Arcada Communications, will provide the Company with a strong position in the wireless communications market in the Western U.S.

      In September 1997 management completed a thorough review of the accounts and operations begun in August 1996 and concluded that it would be prudent to increase the bad debt reserve by $1,171,377 and to make provision for the write off and/or discontinuance of certain operations and lines of business in the amount of $528,623. These additional allowances were provided in the quarter ended September 30, 1997.

      The accompanying consolidated financial statements include the activities of Consortium 2000, Inc. and Pacific Cellular, Inc. since the dates of their respective acquisitions in July 1997.

Results of Operations

      UStel, Inc. was formed in March, 1992, although the Company did not commence significant operations until January, 1993. Since January, 1993, the Company's monthly revenues have grown from $10,000 to approximately $2,380,000 in September 1997. In addition, the number of subscribers to the Company's long distance telephone service and related services has grown to in excess of 38,000 at September 30, 1997.

      The Companies' primary cost is for local access services, which represents the cost of originating and terminating calls through local networks owned and operated by local telephone companies such as USWest and Pacific Telesis, combined with the cost of utilizing usage-sensitive transmission facilities and leasing long-haul bulk transmission lines from facilities-based carriers.

      The Companies' profit margin depends, among other things, on the volume of its operations, on the type of services provided and on the mix between use of usage-sensitive transmission facilities and long-haul bulk transmission lines. Initial increases in volume may increase the use of usage-sensitive transmission facilities relative to fixed rate bulk transmission facilities.

                                 -15-
PAGE

The Company does not expect this to have a significant impact on profit margin due to volume discounts that are available on usage-sensitive transmission facilities and the ability to shift to fixed rate long-haul bulk transmission facilities at relatively low volumes of activity.

Comparison of Results of Operations--Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996.

      Revenues for the nine months ended September 30, 1997 were $18,101,835 as compared to $16,166,344 for the nine months ended September 30, 1996. The increase in revenues in 1997 was the result of expansion from a customer base of 9,000 at January 1, 1996 to a customer base in excess of 38,000 at September 30, 1997, offset in part by increasing competition in the long distance telecommunications marketplace in the past fifteen months and the Company's need to shift to products with less gross margin to enable it to compete.

      Cost of services sold for the nine months ended September 30, 1997 was $14,147,561 as compared to $12,006,378 for the nine months ended September 30, 1996. The increase in cost of services sold, similar to the increase between periods in revenue, was the result of the expansion in the Company's customer base. Cost of services sold for the nine months ended September 30, 1997 was 78.2% of the revenues produced in the nine months ended September 30, 1997. Cost of services sold for the nine months ended September 30, 1996 was 74.3% of the revenues produced in that period of 1996. This increase in the cost of services sold, as a percentage of revenues, reflects the increasing competition in the long distance telecommunications marketplace in the past fifteen months and the Company's need to shift to products with less gross margin to enable it to compete.

      General and administrative expenses for the nine months ended September 30, 1997 were $5,292,431 (including the additional allowances resulting from the September 1997 review of accounts and operations) as compared to $4,762,971 for the nine months ended September 30, 1996. The relatively flat position reflects the Company's ability to absorb increased operations within the existing staff and facilities. The third quarter 1996 includes additional charges aggregating $1,693,704 for bad debt and other write downs.

      Selling expenses for the nine months ended September 30, 1997 were $1,397,641 as compared to $1,676,705 for the nine months ended September 30, 1996. The increase in selling expenses reflects the costs associated with the expansion and retention of the Company's customer base from commencement through September 30, 1997. As a result of the acquisition of Consortium 2000, Inc. in July 1997 the major recipient of commission expense is eliminated in the consolidated financial statements. Commission expenses paid to Consortium during the third quarter 1997 (eliminated in consolidation) were $408,937.

      Depreciation and amortization for the nine months ended September 30, 1997 was $337,355 as compared to $184,071 for the nine months ended September 30, 1996. Amortization of the Company's start-up cost asset was $14,756 for both the nine month periods ended September 30, 1997 and September 30, 1996, respectively. Depreciation for the nine months ended September 30, 1997 was $277,634 as compared to $169,315 for the nine months ended September 30, 1996. Expense for 1997 includes $44,965 amortization of goodwill related to the July

                                  -16-
PAGE

1997 acquisitions, which goodwill is being amortized over twenty years.

      The increase in depreciation was the result of the Company's increasing investments in telephone switching equipment and facilities to handle increased telephone traffic and increased investment in the computer hardware and software that supports the operations of the telephone equipment and related billing activities. The Company's investment in these fixed assets increased from approximately $1,604,000 at December 31, 1995 to approximately $3,298,000 at September 30, 1997.

      During the nine months ended September 30, 1997 the Company reported a loss from operations of $3,073,152 versus a loss from operations of $2,463,781 for the nine months ended September 30, 1996.

      Interest expense for the nine months ended September 30, 1997 was $425,888 as compared to $409,205 for the nine months ended September 30, 1996. In December, 1995, the Company obtained a senior credit facility (the "Credit Facility") from a finance company in the amount of up to $5,000,000. This Credit Facility bears interest at the Bank of America Reference Rate plus 2% per annum, with a minimum of $15,000 interest expense per month. Interest expense charged on the Credit Facility for the nine months ended September 30, 1997 was $207,010 including amortization of related loan fees over thirty-six months.

      Interest income for the nine months ended September 30, 1997 was $26,305 principally from the Company's accrual of interest on related party loans, as compared to $95,277 for the nine months ended September 30, 1996, when interest income also included earnings from certificates of deposit.

      During the nine months ended September 30, 1997, the Company reported a net loss of $3,475,080 versus net loss of $2,777,709 for the nine months ended September 30, 1996.

Comparison of Results of Operations--Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

      Revenues for the three months ended September 30, 1997 were $6,533,388 as compared to $5,639,841 for the three months ended September 30, 1996.
The change in revenues in 1997 was the result of expansion from a customer base of 9,000 at January 1, 1996 to a customer base in excess of 38,000 at September 30, 1997, offset in part by increasing competition in the long distance telecommunications marketplace in the past fifteen months and the Company's need to shift to products with less gross margin to enable it to compete.

      Cost of services sold for the three months ended September 30, 1997 was $5,303,454 as compared to $4,765,023 for the three months ended September 30, 1996. The increase in cost of services sold, similar to the increase between periods in revenue, was the result of the expansion in the Company's customer base. Cost of services sold for the three months ended September 30, 1997 was 81.2% of the revenues produced in that period of 1997. Cost of services sold for the three months ended September 30, 1996 was 84.5% of the revenues produced in that period of 1996, after giving effect to a write down of revenues in the

                                 -17-
PAGE
third quarter of 1996. This increase in the cost of services sold, as a percentage of revenues, reflects the increasing competition in the long distance telecommunications marketplace in the past fifteen months and the Company's need to shift to products with less gross margin to enable it to compete.

      General and administrative expenses for the three months ended September 30, 1997 were $3,461,556 (including the additional allowances resulting from the September 1997 review of accounts and operations) as compared to $2,962,631 for the three months ended September 30, 1996. The third quarter 1996 includes additional charges aggregating $1,693,704 for bad debt and other write downs. The relatively flat position reflects the Company's ability to absorb increased operations within the existing staff and facilities.

      Selling expenses for the three months ended September 30, 1997 were $163,887 as compared to $601,986 for the three months ended September 30, 1996. The increase in selling expenses reflects the costs associated with the expansion and retention of the Company's customer base from commencement through September 30, 1997. As a result of the acquisition of Consortium 2000, Inc, in July 1997 the major recipient of commission expense is eliminated in the consolidated financial statements. Commission expense paid to Consortium 2000, Inc. during the third quarter of 1996 was $384,915.

      Depreciation and amortization for the three months ended September 30, 1997 was $154,031 as compared to $61,959 for the three months ended September 30, 1996. Amortization of the Company's start-up cost asset was $4,917 for both the three month periods ended September 30, 1997 and September 30, 1996, respectively. Depreciation for the three months ended September 30, 1997 was $104,149 as compared to $57,042 for the three months ended September 30, 1996. Expense for 1997 includes $44,965 amortization of goodwill related to the July 1997 acquisitions, which goodwill is being amortized over twenty years.

      The increase in depreciation was the result of the Company's increasing investments in telephone switching equipment and facilities to handle increased telephone traffic and increased investment in the computer hardware and software that supports the operations of the telephone equipment and related billing activities. The Company's investment in these fixed assets increased from approximately $1,604,000 at December 31, 1995 to approximately $3,298,000 at September 30, 1997.

      During the three months ended September 30, 1997 the Company reported a loss from operations of $2,549,540 versus a loss from operations of $2,721,758 for the three months ended September 30, 1996.

      Interest expense for the three months ended September 30, 1997 was $126,975 as compared to $136,276 for the three months ended September 30, 1996. In December, 1995, the Company obtained a senior credit facility (the "Credit Facility") from a finance company in the amount of up to $5,000,000. This Credit Facility bears interest at the Bank of America Reference Rate plus 2% per annum, with a minimum of $15,000 interest expense per month. Interest expense charged on the Credit Facility for the three months ended September 30, 1997 was $74,698 including amortization of related loan fees over thirty-six months.


                                 -18-
PAGE

      Interest income for the three months ended September 30, 1997 was $5,413 principally from the Company's accrual of interest on related party loans, as compared to $8,360 for the three months September 30, 1996, when interest income also included earnings from certificates of deposit.

      During the three months ended September 30, 1997, the Company reported a net loss of $2,671,102 versus net loss of $2,849,674 for the three months ended September 30, 1996.

Liquidity and Capital Resources

      The Company's working capital position at September 30, 1997 was approximately $968,210. During the nine months ended September 30, 1997, the Company utilized net cash of $116,826 for operating activities.

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

      The Company is in the final stages of installation of a state-of-the-art billing system that will handle customer billings for all companies within the consolidated group and those in process of acquisition. This in-house system will enable the Company to bill customers on a more timely and efficient basis, as well as providing the reporting flexibility necessary to meet customer information needs for both existing products and new products being brought on line. This new in-house system is presently being operated in parallel with the billing services being provided to the Company by outsided services.

      At September 30, 1997, the Company's accounts receivable, net of allowance for doubtful accounts, was $6,529,341. In addition, through September 30, 1997, the Company had invested $3,099,976 in switching and related equipment and in computer hardware and software.

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

                                 -19-
PAGE

America Reference Rate plus 2% per annum. The Credit Facility is secured by accounts receivable and all of the Company's other assets.

      Under the Credit Facility, the Company can borrow up to an amount which is the lesser of $5,000,000 or up to 85% of the Company's eligible receivables and unbilled calling records. Subject to the $5,000,000 maximum borrowing, in addition to amounts supported by receivables, the Company may borrow on a 36-month term loan basis up to the lesser of $1,500,000 or a formula amount based on the fair value of new equipment and the liquidation value of existing equipment. The amount outstanding under the Credit Facility at September 30, 1997 was $2,328,346; however, the line was only approximately 47% drawn at that point.

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

                                 -20-
PAGE

EXHIBITS INCORPORATED BY REFERENCE:

Exhibit
Number      Exhibits

  2 Merger Agreement and Plan of Reorganization by and among UStel, Inc., Consortium Acquisition Corporation and Consortium 2000, Inc. dated August 13, 1996(4)

  2.3 Asset Purchase and Sale Agreement Between UStel, Inc. and Pacific Communications, Inc. dated July 23, 1997 (6)

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

             (b) NY Lease Forty-Seventh-Fifth Company, dated July, 1994(3)

             (c) PacTel Meridian Systems, Equipment Agreement, dated April 15, 1994(3)

 10.18 Employment Agreement between the Company and Noam Schwartz, dated February 1, 1994(1)

 10.19       Employment Agreement between the Company and Barry Epling,

                                 -21-
PAGE

Exhibit
Number       Exhibit

             dated December 1, 1993(1)

 10.20       1993 Stock Option Plan(1)

 10.21       Form of 1993 Option Agreement(1)

 10.21a      Amendment To Stock Option Plan dated May 28, 1997 (6)

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


                                 -22-
PAGE

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

                                 -23-
PAGE

Exhibit
Number       Exhibit

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

 10.64       Form of Indemnification Agreement between the Company and Robert
             B. Diener, effective as of August 15, 1996 (5)

 10.65 Form of Indemnification Agreement between the Company and Jerry Dackerman, effective as of August 15, 1996 (5)

 10.66 Form of Indemnification Agreement between the Company and Wouter van Biene, effective as of August 15, 1996 (5)

 10.67 Form of Financial Consulting Agreement between the Company and BC Capital Corp. (5)

 10.68       Material Terms of Employment Agreement - Frank Bonadio

 11          Computation of Earnings per Share (5)


(1) Incorporated by reference to the Company's Registration Statement and Amendments No. 1 through No. 2 on Form SB-2 (Registration No.

                                -24-
PAGE

Exhibit
Number       Exhibit


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

(6) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-38831) filed on October 27, 1997.



































                                 -25-
PAGE

                                     SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          UStel, INC.

Date November 14, 1997                    By: /s/ Robert L. B. Diener
                                                Robert L. B. Diener
                                                Chief Executive Officer

Date November 14, 1997                    By: /s/ Edmund C. King, Jr.
                                                Edmund C. King, Jr.
                                                Chief Financial Officer

Date November 14, 1997                      By: /s/ Richard C. Ward
                                                Richard C. Ward
                                                Controller

/TEXT