Form 10KSB
period 1997-12-31
USTEL INC
filed 1998-03-31
CIK 919274

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-KSB
Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

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

        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]
        State issuer's revenue for its most recent fiscal year: $25,425,213

        As of March 26, 1998, the aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the closing sale price at which the stock is quoted as of such date as reported by Nasdaq was $7,638,372. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of March 27, 1998, there were 7,034,111 shares of issuer's Common Stock outstanding.

                                     USTEL, INC.

                            ANNUAL REPORT ON FORM 10-KSB

                            YEAR ENDED DECEMBER 31, 1997

                                        PART I

ITEM  1.    DESCRIPTION OF BUSINESS............................... 1
ITEM  2.    DESCRIPTION OF PROPERTIES.............................13
ITEM  3.    LEGAL PROCEEDINGS.....................................13
ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...13

                                        PART II

ITEM  5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS
             MATTERS..............................................14
ITEM  6.    MANAGEMENT'S DISCUSSION AND ANALYSIS..................14
ITEM  7.    FINANCIAL STATEMENTS..................................22
ITEM  8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE..................22

                                        PART III

ITEM  9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
             EXCHANGE ACT.........................................22
ITEM  10.   EXECUTIVE COMPENSATION................................25
ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT...........................................30
ITEM  12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........31

                                        PART IV

ITEM  13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K...............33

SIGNATURES........................................................37

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

This document contains forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to potential acquisition plans and the benefits the Company anticipates from such acquisitions, the Company's business strategy and liquidity as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

Introduction

UStel, which was organized in March 1992,provides long distance tele-communications services, consisting primarily of direct dial long distance telephone transmissions to small and medium sized commercial and larger residential customers throughout the United States. The Company also offers a variety of service options, including "1+" dialing, "800" service, calling cards, operator services, private line networks and data transmission. With the acquisition in July 1997 of Pacific Cellular, a Las Vegas-based reseller of wireless communications, the Company also offers discount cellular and paging services to commercial and residential customers. Since commencing operations in January, 1993, the Company's subscriber base has grown to in excess of 28,000 customers in December 1997, consisting primarily of medium-sized businesses. In addition, the Company's monthly revenues have increased from approximately $10,000 in January, 1993 to approximately $2,476,000 in December, 1997.

General

The Company owns one switch center located in Beverly Hills, California, and leases switch capacity in New York, New York from WilTel, a national telecommunications service provider. The Company is seeking to increase its customer base and usage of its switches in order to attain the volume levels necessary to realize the economic advantages from routing such traffic through its owned or leased switch capacity. The UStel switch is a non-network switch, meaning that it is only capable of switching calls for customers in the facility in which the switch is located, calling card service and other special customer services.

The Company is primarily a non-facilities based interexchange carrier that routes its customers' calls over a transmission network consisting primarily of long distance lines secured by the Company from a variety of other carriers. This enables the Company to avoid the substantial capital requirements of building and maintaining its own extensive transmission facilities. The terms of these lease arrangements vary from month-to-month to longer term arrangements and the lease costs may be priced on a usage sensitive basis or at a fixed monthly rate. Because the amount the Company charges its customers for long distance telephone calls is not based on the cost to transmit such calls, long distance calls transmitted over facilities leased on a fixed cost basis generally are more profitable to the Company than long distance calls transmitted over usage sensitive circuits, assuming a sufficient volume of calls is routed over the fixed-cost route.

Accordingly, the Company's strategy is to reduce overall transmission costs by development of its own dedicated switch network and leasing dedicated lines at fixed monthly rates and to route as many of its customers' calls as possible over such lines. The success of this strategy depends on the Company's ability to generate a sufficient volume of its customers' calls over such facilities to exceed the fixed costs of leasing such facilities.

Recent Developments

Consortium 2000. In July 1997, UStel completed the acquisition of Consortium 2000, Inc., for the issuance of an aggregate of 1,076,923 shares of the Common Stock of UStel and Consortium 2000 became a wholly-owned subsidiary of UStel. Consortium 2000, which prior to its acquisition was owned or controlled by a certain percent of the Company's principal stockholders, formerly had a marketing agreement with UStel pursuant to which it marketed telephone services on behalf of UStel. Consortium 2000 is a telecommunications marketing and consulting services provider which refers telecommunications customers to long distance carriers, regional carriers, interexchange carriers, resellers and other aggregators. It derives its revenues from sales agent commissions paid by the carriers to whom it refers its customers. Consortium 2000 obtains customers by offering to analyze the customer's long distance calling patterns, usage volume and the specialized telecommunications needs of its individual customers. Utilizing network analysis software and the expertise of its employees, Consortium 2000 provides its customers with recommendations as to which long distance carrier is best suited to provide the particular and specialized telecommunication needs of its individual clients at the lowest possible costs.

Pacific Cellular

In July 1997 UStel acquired substantially all of the assets of the Wireless Division of Pacific Communications, Inc. operating under the name "Pacific Cellular", for an aggregate consideration consisting of 304,014 shares of UStel, Common Stock. During the period between January 23, 1998 and April 23, 1998 the shareholders of Pacific Communications, Inc. have the right to put, i.e., to sell back to UStel up to 50% of the shares of UStel Inc. Common Stock which such shareholders received from UStel in the transaction. The price at which the shares must be purchased by UStel upon exercise of the put option is $3.81 per share. If the UStel Common Stock received by the shareholders in the transaction has not been registered by UStel with the Commission by April 23, 1998, the put option extends to 100% of the 304,014 shares of UStel Common Stock.

Pacific Cellular is a reseller of wireless telecommunications services located in Las Vegas, Nevada which currently serves approximately 2,450 customers. Pacific Cellular has reseller agreements with AT&T and Pacific Bell Mobile Services along with a bulk sales agreement with 360 Communications. Clients have a choice of carriers when they contract for services. Pacific Cellular is also a sales agent for Nextel.

Arcada Communications

In June of 1997 the Company signed a letter of intent to acquire Arcada Communications, a privately held switch-based inter-exchange carrier based in Seattle, WA. The transaction is subject to the execution of a definitive agreement, due diligence and approval by the stockholders of both companies. A definitive agreement was signed in September of 1997. The definitive agreement was approved by the shareholders at both UStel and Arcada in December of 1997. The Company expects to close the transaction concurrent with the "Sutro Private Placement" (see the Sutro Private Placement below)

Sutro Private Placement

In July 1997, UStel retained Sutro & Co., (the "Sutro Private Placement") to use its best efforts to effect a private placement of UStel securities. The terms of the private placement have not yet been determined. If the Sutro Private Placement is completed, UStel will be required to pay Sutro
& Co. a cash placement fee of 6% of the aggregate dollar amount of securities placed plus a warrant to purchase 2% of the outstanding UStel Common Stock on a fully diluted basis. The warrant would be exercisable for five years at an exercise price, subject to adjustment, equal to the average closing price of the UStel Common Stock 10 trading days prior to the closing of such financing. In addition, UStel is required to reimburse Sutro & Co., for its out-of-pocket expenses in acting as placement agent. Although
UStel is seeking to raise up to $15,000,000 by means of the Sutro Private Placement, there can be no assurance that this or any amount will be raised in the Sutro Private Placement.

Recent Developments

Recently, management has made changes in the Company's cost structure that they believe brings the Company close to or exceeding breakeven operating cash flows on a monthly basis. These changes include a reduction in underlying long distance carrier rates and a reduction in workforce primarily through attrition. The "Sutro Private Placement" would, therefore, be used primarily to restructure existing debt obligations and to provide working capital for future growth and network infrastructure.

Management believes that the merger between the Company and Arcada along with proceeds from the "Sutro Private Placement" will result in substantial and immediate benefits to the Company.

Discontinued Services and Products

During September 1997, UStel management undertook a review of certain of the Company's services and products. This analysis focused on profitability, growth potential and consistency with the Company's strategic direction. On this basis, the Company determined that it was appropriate to terminate a shared-tenant services arrangement which it had operated for several years in Los Angeles, California. At the same time, the Company decided to discontinue certain marketing programs which were not producing desired results and were resulting in higher than normal customer attrition and bad debt expense. As a result, the Company recorded a charge of $1,700,000 in its third quarter 1997.

Business Strategy

The Company's strategy is to achieve continued growth and profitability by focusing its marketing efforts on small- to mid-sized businesses and by reducing its overall cost of delivering long distance telecommunications services. The Company's specific objectives are as follows:

     Continue to Market Long Distance Telecommunications Services through its Agent Network. The Company believes that direct sales are the most effective means of adding customers who will have long-term loyalty to the Company. In this regard, primarily utilizing the Consortium 2000 agent network, the Company believes that it can access new customers by continuing to market itself as a low-cost alternative compared to other long distance carriers, marketing wireless, paging and other services through its marketing channels and bundling of various telecommunications services.

     Development of Dedicated Transmission Network. Using its current switches as a base, the Company intends to develop a nationwide network of low-cost telecommunications switches. This will enable the Company to convert a substantial portion of its Switchless Traffic to lower cost Switched
Traffic. See "Transmission Network" below. The Company expects that this will substantially improve operating margins overall. The Company also hopes to negotiate more favorable rates with other long distance carriers relative to Switchless Traffic.

     Increase Name Recognition. The Company believes that its name is well-recognized in the industry as providing reliable, low-cost telecommunications services together with excellent customer service. The Company will seek to increase customer awareness by targeting its products to affinity purchasers and other groups which the Company believes will provide it access to large customer bases.

     Complete Installation of In-house Billing System. The Company believes that it can achieve significant cost-savings and reduce reliance on its working capital facility as a result of the recent installation of its own dedicated billing system. The Company believes that the system will enable it to improve cash flow by producing billings on a more timely basis and permitting multiple billing cycles per month. The Company also believes that the system will enhance customer service and reduce billing errors.

     Make Strategic Acquisitions. The Company believes that opportunities exist to acquire other small to mid-sized long distance carriers. Typically, smaller carriers face difficulty reaching a critical mass of business and accessing capital for expansion. The Company believes that it can achieve attractive operating margins by placing the traffic of acquired companies on UStel's transmission network and eliminating duplicative overhead.

The Long Distance Industry

On January 1, 1984, AT&T's divestiture of the Bell System went into effect.
As a result of the divestiture consent decree (the "AT&T Divestiture
Decree"), AT&T was forced to divest its 22 Bell Operating Companies ("BOCs"), which were reorganized under seven regional holding companies known as RBOCs, such as Pacific Telesis and US West. The RBOCs own and are responsible for operations of the BOCs in each of their regions. The BOCs, as well as other independent companies which provide local telephone service, are characterized as local exchange carriers or "LECs". The LECs are responsible for providing dial tone, local lines and billing for local service as well as local access for long distance traffic.

The AT&T Divestiture Decree also required the RBOCs to provide all inter-exchange carriers, such as the Company, with access to the local telephone exchange facilities that is "equal in type, quality and price" to that provided to AT&T. In addition, the BOCs were required to conduct a subscription process allowing consumers to select their long distance carrier. This development, known as "equal access," enabled consumers to complete calls using their selected long distance carrier by simply dialing
"1" plus the area code and number. Prior to equal access, consumers using an interexchange carrier other than AT&T had to dial a local number, then an access code, then the area code and number of the call destination to complete a call. With equal access, all inter Local Access and Transport Area ("LATA") calls are routed automatically to the consumer's long distance carrier of choice. The AT&T Divestiture Decree and the implementation of equal access constitute the fundamental regulatory developments that allow interexchange carriers other than AT&T, such as the Company, to enter and compete in the long distance telecommunications market. A separate consent decree imposed similar equal access requirements in areas in which GTE is the local exchange carrier.

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

Other Services

The Company makes available to its customers a variety of other service options. The inbound "800" service, for example, permits the customer to be billed for long distance calls made to the customer by that customer's clients. The Company's "800" travel service permits customers to utilize the Company's network from locations outside of their own service areas. Operator assistance services provided through a third-party contractor permit broad based usages of the Company's system from business establishments and residences. The Company contracts with US Long Distance Inc., for operator services where the call is answered in the name of the Company. The Company's experience with third-party service providers has been positive. Private line networks offer specialized point-to-point services, including transmission of data, on a fixed cost basis. The TELCard calling card offers international calling capabilities in addition to convenient long distance usage. The Company also offers its customers special access options for dedicated long distance lines.

Billing System

Each retail customer of the Company receives a detailed monthly call report and invoice for services from the Company setting forth the date, number called, duration of call and time and charges for each call. While billing services were historically primarily provided through an outside contractor, the Company recently installed an in-house billing system to achieve greater control, decreased collection periods and increased profitability.

Each month UStel receives invoices from its underlying carriers. Due to the multitude of billing rates and discounts which must be applied by carriers to the calls completed by UStel's customers, and due to discrepancies in information contained in suppliers' bills when compared with UStel's records, UStel periodically has disagreements with its carriers concerning the sums invoiced for its customers' traffic. These disputes have generally been resolved on terms favorable to UStel, although there can be no assurance that this will continue to be the case. No dispute over billing discrepancies or failure to meet volume commitments has had a material adverse effect on UStel to date, but there could be no assurance that this will continue to be the case.

Customer Service

The Company's long distance telecommunications services are available 24 hours a day, seven days a week. To assist subscribers with questions regarding services, billing and other matters, the Company maintains a customer service department and staff which is accessible to subscribers by telephone 24 hours a day, 365 days a year.

Consulting Services

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

Call Switching Equipment

The Company owns certain computerized network digital switching equipment that routes certain of its customers' calls. Other customers' calls are routed through facilities which are leased by the Company from a variety of other carriers. A switch is a computer controlled digital processor designed primarily to route and track telephone calls. Switching equipment operates like an electronic "toll booth," routing each call to its destination and tracking the length of the call for billing purposes. A secondary function of a switch is to determine and effect the least expensive route for each call among a variety of routing options. Currently the Company owns one digital switching center located in Southern California and leases additional switch capacity from WilTel in New York City. The Company's subscribers access call switching equipment through equal access, which only requires dialing "1", plus the area code and telephone number, by using a dedicated line, or by dialing a seven- or ten-digit number, authorization code, identification number (for billing), area code and telephone number. Once a customer accesses the switching equipment, the equipment "answers" the telephone call, verifies the caller's billing status, routes the call to the dialed destination and monitors the call's duration for billing purposes. In addition to networking, the switching equipment verifies customers' pre-assigned authorization codes, records billing data and monitors system quality and performance. The Company's switches are non-network switches, meaning that they are capable of performing their switching function only for the customers in the facility in which the switches are located, calling card service and other special customer services.

Transmission Network

A call may be completed by using either (a) switches controlled by the Company which are connected by fixed-cost, long-haul circuits, connecting the call at a switch center to the destination city where the call is terminated by a LEC which directs it to the called party ("Switched Traffic") or (b) utilizing the transmission facilities of another long distance carrier ("Switchless Traffic").

Switchless Traffic is "usage sensitive" because the rates paid may vary with the day, time, frequency and duration of telephone calls transmitted through such circuits. In contrast, many of the rates paid by the Company for switch traffic are fixed and therefore do not vary with usage or time of day. As a result, Switched Traffic is less expensive over routes which the Company carries high volumes of long distance traffic. Because the amount the Company charges for long distance telephone calls is not based on the cost to transmit such calls, long distance calls transmitted over high volume, fixed-cost routes generally are more profitable to the Company than long distance calls transmitted over usage sensitive circuits, assuming a sufficient volume of calls is routed over the fixed-cost route. Consequently, to the extent possible, the Company attempts to connect calls through transmission facilities which are not usage which are not usage sensitive. Profitability of the Company's operations depends largely on utilizing transmission circuits on a cost effective basis. Accordingly, the Company's strategy is to reduce overall transmission costs by developing its own dedicated switching network to maximize Switched Traffic and eliminating Switchless Traffic.

Except for certain pricing agreements, the dedicated lines used by the Company are generally leased on a month-to-month basis. While these month-to-month arrangements may be terminated upon notice by the Company, they may not be terminated under current law by the carrier unless the Company fails to comply with the terms of the lease or unless the service is terminated for the Company and all other long distance telephone carriers. Generally, rates charged under these leases may be increased or decreased by the carriers upon notice after filing with the FCC for interstate circuits, or applicable state public utilities commissions ("PUCs") for intrastate circuits, provided the rates charged apply equally to all similarly situated users of the services. The FCC has required the detariffing of most interstate service offerings no later than September 1997, though the order has been stayed by a federal appeals court. If the order becomes effective, revisions to such rates by carriers will no longer be required to be pre-filed with the FCC, but will be governed by contracts between the Company and the carriers.

It is therefore the Company's strategy to continue to develop its own dedicated switching network in order to continue to reduce its cost of service. The Company will also continue to attempt to access Switchless Traffic services on a wholesale basis at the lowest available cost.

Rates and Charges

The Company charges customers on the basis of minutes or partial minutes of usage at flat rates, based upon whether the call is to an intrastate, interstate or international destination. The rates charged are not affected by the cost to the Company to transmit the particular call. Discounts are available to customers that generate higher volumes of monthly usage. The Company continually evaluates the rates and fees charged for its services and, under appropriate circumstances, may implement different pricing arrangements for existing or new services.

The Company endeavors to charge rates that are generally lower than competitive long distance carriers. The rates offered by the Company may be adjusted in the future as other interexchange carriers continue to adjust their rates.

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

Data regarding calls made by the client come from several sources: the Company's switches; its calling card system; or WilTel, AT&T, Sprint and/or MCI. After receiving the records of the calls, the Company inputs the data into the billing system for processing.

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

The Company principally markets long distance services through independent sales agents. These agents are not restricted to specific territories and their sales efforts are not directed, as to location, by the Company. Through Consortium 2000, a network of approximately 1,000 agents have actively marketed the Company's services over the past three years. The majority of the Company's new accounts over this period have been procured by Consortium 2000-affiliated agents. The Company also has a number of agreements with telemarketing agents and affiliate groups which sell UStel services through new organizations.

Consortium 2000 maintains agent relationships with various long distance carriers. The acquisition of Consortium 2000 results in marketing synergy in that the Company will have the flexibility to place customers with carriers other than the Company who might be in a better position to service that customer's particular needs, while still benefitting from the customer relationship through receipt of agent fees paid by the third-party carrier. From the customer's perspective, this flexibility represents a value-added element of the client relationship. The Company also has the ability to divide a customer's business between several carriers, including the Company, thereby avoiding the problem of risk concentration resulting from very large accounts. In the case of such large accounts, as long as the Company is managing the customer's long distance traffic, over time, additional traffic can be directed to the Company as the situation warrants.

Competition

As a result of the AT&T Divestiture Decree and related developments, numerous competitors, in addition to AT&T, have entered the long distance telecommunications market, resulting in profound changes in the competitive aspects of the industry. The Company competes directly with a number of facilities based common carriers, including AT&T, MCI and Sprint, all of which have substantially greater financial, marketing and product development
resources than the Company.   In addition, the Company competes with hundreds
of smaller regional and local non-facilities based carriers and resellers.
AT&T remains the leading company providing domestic long distance telephone service, and its pricing and services largely determine the prices and services offered by resellers and other long distance telephone carriers. Because the regulation and operations of AT&T and the BOCs are undergoing considerable change, it is difficult to predict what effects the future operations and regulation of AT&T and the BOCs will have on the Company's existing and prospective business operations. Among other things, the BOCs are permitted, under the Telecommunications Act of 1996, to immediately offer long distance service outside the regions in which they provide local exchange service, and will be permitted to offer long distance service within those regions once they satisfy a checklist of conditions set forth in that Act.

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

Although volume usage of the telecommunication services provided by UStel have increased for the year ended December 31, 1997 as compared to the year ended December 31, 1996, as a result of competitive pressures in the industry, UStel has been experiencing a decline in revenue per minute. UStel expects to off-set the decline in revenue per minute by diversifying its products and by offering wireless communication, paging and other value-added services to its customers. In connection with the Company's pending merger with Arcada Communications, UStel plans to establish a network of switches which will allow it to offer its services at a lower cost per minute than it is presently able to offer. Although Arcada has been able to provide a package pricing product to its customers and although UStel has recently acquired Pacific Cellular, a wireless communications reseller in the Las Vegas market, there can be no assurance that UStel will be successful in its strategy of diversifying its products and providing value-added services or that it will be able to establish a network of switches.

Under current industry conditions, both the interexchange carriers and local exchange carriers have access to information regarding UStel's customers for which they provide the actual call transmission. Because these interexchange and local exchange carriers are potential competitors of UStel, they could use information about UStel's customers, such as their calling volume and pattern of use, to their advantage in attempts to gain such customers' business, although UStel believes that the FCC would find such practices to be unlawful. In addition, UStel's future success will depend, in part, on its ability to continue to buy transmission services from these carriers at a significant discount below the rates these carriers otherwise make available to UStel's target customers.

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

UStel has been authorized to provide domestic interstate and international telecommunications services. The FCC conditions the authority to continue to conduct interstate and international telecommunication services upon compliance with the FCC's rules and regulations. The FCC reserves the right to condition, modify or revoke the authority it has granted.

At December 31, 1996, the Company had obtained a certificate of public convenience and necessity or equivalent documents from 41 states to provide long distances services within those states. Regulations within each of these states, as they pertain to completing direct dial long distance calls for the Company's customers within the state, are subject to change. As the Company expands the geographic scope of its direct dial long distance business, it will be required to obtain additional state regulatory approvals to provide intrastate long distance service.

Federal Regulation

In 1981, the FCC substantially deregulated the interstate activities of terrestrial non-dominant interexchange resale carriers such as the Company. The FCC later extended this deregulatory policy to resellers of satellite services, resellers affiliated with independent telephone companies and facilities based carriers (such as MCI and Sprint) which compete with AT&T. It retained its jurisdiction over customer complaint procedures and basic statutory common carrier obligations to provide nondiscriminatory services and rates. The FCC ruled that interstate carriers subject to these deregulatory actions were no longer subject to certification by the FCC or to tariff filing requirements under the Communications Act. Subsequently, however, a federal appeals court overturned the FCC's rulings and interstate carriers, including resellers are currently required to file tariffs.

These changes in FCC policy, as well as substantial deregulation of AT&T, have had the effect of lowering the rates of AT&T, the dominant provider of long distance telephone service and pricing model for the Company, and other providers and resellers of long distance services. The potential continued deregulation of AT&T may have a material adverse effect on the Company's ability to compete effectively with AT&T.

In connection with the 1984 divestiture by AT&T of the RBOCs, the RBOCs, and subsequently, in a separate proceeding, GTE Corporation ("GTE") were required to provide all long distance carriers and resellers the same high quality access and technical interconnection that was previously provided solely to AT&T. The FCC determined that the access charges to be paid by long distance carriers such as the Company and other carriers not receiving access equal to that afforded AT&T would be set initially at a rate offering a substantial discount from the access charges paid by AT&T. Under equal access, the Company's subscribers enjoy the convenience of a universal and simple dialing plan and the Company is provided with equal access to the local exchange. Within the Company's primary marketing areas, the equal access conversion process is virtually complete; therefore, the Company no longer receives the above mentioned discount and must pay the same access charges as are paid by AT&T.

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

International services, however, would continue to be tariffed. However, in February 1998 the Court of Appeals for the D.C. Circuit stayed the effectiveness of the FCC's order and, accordingly, interstate services too are required to be tariffed at present. The appeal remains pending.

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

The Telecommunications Act also provides that RBOCs may provide long distance service upon enactment that is out-of-region or incidental to: (i) audio/video programming; (ii) internet services for schools; (iii) mobile services; (iv) information or alarm services; and (v) telecommunications signaling. In order for a RBOC to provide in-region long distance service, the Telecommunications Act requires the RBOC to comply with a comprehensive competitive checklist and provides an advisory role for the U.S. Justice Department in the FCC's determination of whether the entry of a RBOC into the competitive long distance market is in the public interest. Additionally, there must be a real facilities based competitor for residential and business local telephone service (or the failure of the potential providers to request access) prior to a RBOC providing in-region long distance service. RBOCs must provide long distance services through a separate subsidiary for at least three years. Until the RBOCs are allowed into long distance or three years have passed, long distance carriers with more than 5% of the nation's access lines may not jointly market RBOC resold local telephone service, and states may not require RBOCs to provide intra LATA dialing parity except for single LATA states and states that had earlier required an RBOC to implement such parity.

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

State Regulation

In most states, the Company may be required to obtain state regulatory certification prior to commencing operations. At December 31, 1996, the Company had received authorization to provide telecommunications services to its customers in approximately 41 states, and is applying for authorization to provide telecommunications services to customers in other states. In addition, the Company is required to maintain on file at the state regulatory commissions in those states a tariff or schedule of its intrastate rates and charges. Various state legislatures and public utility commissions are considering a variety of regulatory policy questions which could adversely affect the Company. At this time, however, it is impossible to determine what effect, if any, such regulations, including the cost of compliance with such regulations, may have on the operations of the Company.

Employees

At December 31, 1997, the Company had 102 full-time employees, including
6 executives, 45 network, technical and operations personnel, and 51 administrative and support personnel. None of the Company's employees are represented by a union. The Company believes that its employee relations are good.

ITEM 2.   PROPERTIES

The Company leases from a third party approximately 5,000 square feet of office space in Las Vegas, Nevada, which it uses as its operations center.
The facilities are leased for a term expiring in July, 1998. Rental of approximately $7,500 per month is subject to adjustment based on changes in various cost of living indices. The Company also leases approximately
7000 square feet of office space in Culver City, California, which are used as UStel's corporate headquarters and for Consortium 2000's marketing and consulting activities. The facilities are leased for a term expiring in 2002. The monthly rental payment is approximately 10,900.

The Company also is subject to several operating leases relating to a property in which its switching facility is located. See Note 7 of Notes to Financial Statements.

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

PART II

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

                                     High                  Low
1995

First Quarter                        $7.50                 $6.00
Second Quarter                        7.00                  5.00
Third Quarter                         6.50                  4.75
Fourth Quarter                        6.25                  4.75

1996

First Quarter                        $6.50                 $5.00
Second Quarter                        7.00                  5.75
Third Quarter                         6.75                  6.00
Fourth Quarter                        6.00                  3.13

1997

First Quarter                        $3.38                 $2.75
Second Quarter                        4.50                  3.50
Third Quarter                         4.00                  1.75
Fourth Quarter                        2.44                  1.06

1998

First Quarter (through March 24)     $1.47                 $0.81

The 6,911,515 shares of Common Stock outstanding as of December 31, 1997 were held by approximately 200 record holders, who the Company believes held for in excess of 600 beneficial holders.

Dividend Policy

The Company has never paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. Instead, the Company intends to retain any earnings to provide funds for use in its business. The Company's line of credit with Coast Business Credit restricts payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resource."

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto and the other financial data included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements.

Recent developments;  decrease in revenues per minute;  charge-offs;
acquisitions.

As a result of competition in the industry, UStel has since the beginning of 1997 experienced a decline in operating margins due to a decline in revenue per minute of usage from its customer base. While management of UStel expects to mitigate this trend by achieving greater cost efficiency from the acquisition of additional switches and providing a broader range of value - added services which may allow for higher pricing, there can be no assurance that UStel will be successful in these efforts.

UStel also announced in September 1997 that as a result of a management review, certain unprofitable services and products will be discontinued. As a result, UStel recorded a charge of $1,700,000 in its third quarter 1997 results. The charge comprised a write-down of discontinued services and an increase in bad debt expense related to those operations, services and products and severance expenses. There can be no assurance that charges to earnings will not occur in the future. It should be noted in this regard that UStel took a $2,860,000 write-off for the period ended September
30, 1996.

In July 1997 UStel completed the acquisition of Consortium 2000, Inc. and its marketing organization, the acquisition of the Pacific Cellular wireless services assets, and the acquisition of the Will Call assets. These acquisitions, when combined with the acquisition of Arcada are consistent with UStel's strategy to evolve from its historic emphasis on long distance service into a full-service telecommunications company.

Results of Operations

UStel's primary cost is for local access services, which represents the cost of originating and terminating calls through local networks owned and operated by local telephone companies such as USWest and Pacific Telesis, combined with the cost of utilizing usage-sensitive transmission facilities and leasing long-haul bulk transmission lines from facilities-based carriers.

UStel's profit margin depends, among other things, on the volume of its operations, on the type of services provided and on the mix between use of usage-sensitive transmission facilities and long-haul bulk transmission lines. Increases in volume may increase the use of usage-sensitive transmission facilities relative to fixed rate bulk transmission facilities. The Company does not expect this to have a significant impact on profit margin due to volume discounts that are available on usage-sensitive transmission facilities and the ability to shift to fixed rate long-haul bulk transmission facilities at relatively low volumes of activity.

Quarterly Financial Data (Unaudited)

     The following table sets forth certain quarterly financial information for 1996 and for 1997.

                                               1996 - Three Months Ended

                                    March 31       June 30       September 30     December 31
Revenues                           $4,903,267     $5,623,236      $5,639,841        $5,860,513
Total Operating Expense             4,810,345      5,458,181       8,361,599         5,919,940
Income (Loss) From Operations          92,922        165,055      (2,721,758)          (59,427)
Net Income (Loss)                       1,398         70,567      (2,849,674)         (195,485)




                                               1997 - Three Months Ended

                                    March 31       June 30       September 30     December 31
Revenues                           $5,887,745     $5,680,702    $6,533,388        $7,323,378
Total Operating Expense             5,872,038      6,220,022     9,082,929         8,546,145
Income (Loss) From Operations          15,707       (539,320)   (2,549,541)       (1,222,767)
Net Loss                             (158,142)      (645,836)   (2,671,103)       (1,394,733)



Comparison of Results of Operations--Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

Revenues for the year ended December 31, 1997 were $25,425,213 as compared to $22,026,857 for the year ended December 31, 1996. The increase in revenues in 1997 was the result of expansion from a customer base of 18,000 at January 1, 1996 to a customer base in excess of 28,000 at December 31, 1997, offset in part by increasing competition in the long distance telecommunications marketplace in the past fifteen months and the Company's need to shift to products with less gross margin to enable it to compete.
The growth in the Company's customer base accounted for approximately $4.8 million in incremental revenues. This growth in revenues was offset by approximately $4.0 million due to a reduction in revenues per minute charged. Revenues were also affected by the acquisitions of Consortium 2000 and Pacific Cellular during the second half of 1997, with each contributing approximately $1,600,000 in revenues. It is expected that future revenues will also be affected by these acquisitions.

Cost of services sold for the year ended December 31, 1997 was $19,720,474 as compared to $16,225,354 for the year ended December 31, 1996. The increase in cost of services sold, similar to the increase between periods in revenue, was the result of the expansion in the Company's customer base and recent acquisitions. Cost of services sold for the year ended December 31, 1997 was 77.6% of the revenues produced in the year ended December 31, 1997. Cost of services sold for the year ended December 31, 1996 was 73.7% of the revenues produced in that period of 1996. This increase in the cost of services sold, as a percentage of revenues, reflects the increasing competition in the long distance telecommunications marketplace in the past eighteen months and the Company's need to shift to products with less gross margin to enable it to compete. It is also expected that future costs of services will be affected by the recent acquisitions.

General and administrative expenses for the year ended December 31, 1997 were $7,613,994 as compared to $5,654,625 for the year ended December 31, 1996. The increase in general and administrative expenses reflects the addition of Consortium 2000 and Pacific Cellular for the second half of 1997, together with the impact of the write-off of certain discontinued services.

Selling expenses for the year ended December 31, 1997 were $1,867,906 as compared to $2,420,139 for the year ended December 31, 1996. The decrease is attributable to the elimination of certain selling expenses in the second half of 1997 as a result of the consolidation of Consortium 2000 with the Company.

Depreciation and amortization for the year ended December 31, 1997 was $518,760 as compared to $249,947 for the year ended December 31, 1996. Depreciation for the year ended December 31, 1997 was $396,409 as compared to $230,274 for the year ended December 31, 1996. The increase in depreciation was the result of the Company's increasing investments in telephone switching equipment and facilities to handle increased telephone traffic and increased investment in the computer hardware and software that supports the operations of the telephone equipment and related billing activities. The Company's investment in these fixed assets increased from approximately $2,717,000 at December 31, 1996 to approximately $3,271,000 at December 31, 1997.

During the year ended December 31, 1997, the Company reported a loss from operations of $4,295,921 versus a loss from operations of $2,523,208 for the year ended December 31, 1996. In 1996 the Company incurred a non-cash charge of $2,860,869 as the result of a restructuring in the third quarter.

Interest expense for the year ended December 31, 1997 was $607,553 as compared to $551,920 for the year ended December 31, 1996. In December, 1995, the Company obtained a senior credit facility (the "Credit Facility") from a finance company in the amount of up to $5,000,000. This Credit
Facility bears interest at the Bank of America Reference Rate plus 2% per annum, with a minimum of $15,000 interest expense per month. Interest expense charged on the Credit Facility for the year ended December 31, 1997 was $361,630 including amortization of related loan fees over thirty-six months, the period of the credit facility.

Interest income for the year ended December 31, 1997 was $33,660 principally from the Company's accrual of interest on related party loans, as compared to $101,934 for the year ended December 31, 1996, when interest income also included earnings from certain certificates of deposit.

During the year ended December 31, 1997, the Company reported a net loss of $4,869,814 versus a net loss of $2,973,194 for the year ended December 31, 1996. In September 1997, as a result of a management review, certain unprofitable services and products were discontinued. As a result, the Company recorded a charge of $1,700,000 in its third quarter 1997 results. The charge comprised a write-down of discontinued services and an increase in bad debt expense related to those operations, services and products and severance expenses.

Comparison of Results of Operations--Year Ended December 31, 1996 Compared to Year Ended December 31, 1995.

Revenues for the year ended December 31, 1996 were $22,026,857 as compared to $16,127,575 for the year ended December 31, 1995. The increase in revenues in 1996 was the result of the expansion from a customer base of 9,000 at December 31, 1995 to a customer base in excess of 18,000 at December 31, 1996.

Cost of services sold for the year ended December 31, 1996 was $16,225,354 as compared to $11,539,874 for the year ended December 31, 1995. The increase in the cost of services expense was partially caused by claims against other carriers which resulted in an additional expense of $652,665. Prior to this adjustment the cost of services expense for the year ended December 31, 1996 amounted to $15,572,689. The increase in cost of services sold, similar to the increase between periods in revenue, was the result of the expansion in the Company's customer base. Cost of services sold for the year ended December 31, 1996 was 73.7% of the revenues produced in the year in 1996. Cost of services sold for the year ended December 31, 1995 was 71.6% of the revenues produced in that period of 1995.

General and administrative expenses for the year ended December 31, 1996 were $5,654,625 as compared to $3,074,289 for the year ended December 31, 1995. The increase in general and administrative expenses is due to an increase in the reserve for bad debts of $1,269,704 and the write-down of certain deferred offering costs of $424,000. The additional increase of $875,557 was the result of increased staff and related costs in support of the increased revenues being produced by the Company.

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

During the year ended December 31, 1996 the Company reported a loss from operations of $2,523,208 versus a loss from operations of $124,568 for the year ended December 31, 1995. This loss includes additional general and administrative expenses of $2,569,261 resulting from a review by new management, as discussed above.

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

Liquidity and Capital Resources

UStel's negative working capital at December 31, 1997 was approximately ($569,822). During the year ended December 31, 1997, UStel utilized net cash of $1,270,310 for operating activities.

Because UStel has just recently completed installation of an in-house billing system, it was for most of 1997 dependent upon a third-party billing services provider to send out bills to the Company's customers for usage of the services provided by the Company. This reliance on an outside billing service made it uneconomical for the Company to render bills more frequently than once a month. Typically, bills for services were being mailed out between

10 to 20 days after the end of the month in which the services were rendered. The Company is generally required to pay for the use of third-party long distance lines within 30 days of the end of the month in which the service is rendered. This strains the Company's working capital as it is required to seek sources for financing the differences between the payables and receivables. With the recent installation of an in-house billing system, this situation should improve.

At December 31, 1997, UStel's accounts receivable, net of allowance for doubtful accounts, was $6,937,179.

To raise funds to meet cash needs for operations and fixed asset acquisitions, the Company has relied upon an initial public offering of common stock, a secondary public offering of units comprising common stock and warrants, a private placement of Series A Preferred Stock, a private placement of convertible subordinated debentures, a private placement of units comprised of common stock and warrants, a revolving credit facility and periodic bridge financings.

In December, 1995, UStel obtained a Credit Facility in the amount of up to $5,000,000 with an asset-based lender. Amounts drawn under the Credit Facility accrue interest at a variable rate equal to the Bank of America Reference Rate plus 2% per annum. The Credit Facility is secured by accounts receivable and all of the Company's other assets.

Under the Credit Facility, UStel can borrow up to an amount which is the lesser of $5,000,000 or up to 85% of the Company's eligible receivables and unbilled calling records. Subject to the $5,000,000 maximum borrowing, in addition to amounts supported by receivables, the Company may borrow on a 36-month term loan basis up to the lesser of $1,500,000 or a formula amount based on the fair value of new equipment and the liquidation value of existing equipment. In addition, the Company may borrow up to 95% of the wholesale value of unbilled call records. The amount outstanding under the Credit Facility at December 31, 1997 was $3,338,592.

In February, 1996, UStel borrowed $400,000 from Kamel B. Nacif, the holder of the Company's Series A Preferred Stock. This loan was payable on demand and bore interest at the annual rate of 12%. At December 31, 1996, the unpaid balance was $84,000. This loan was paid off in February, 1997. In addition, an 8% loan fee was paid at maturity.

In June, 1996, UStel borrowed $1,200,000 from an unrelated party. The one-year note bore interest at the annual rate of 12% and was unsecured. Interest was payable at maturity. In conjunction with this loan, the Company agreed to issue warrants for the acquisition of up to 540,000 shares of its common stock at a price of $5.00 per share. Warrants for the purchase of 120,000 shares of common stock were issuable at the time the loan was funded. This loan was paid off in February, 1997. At the time of repayment the lender was entitled to warrants to purchase 240,000 shares of the Company's common stock.

As of September 9, 1996, UStel was indebted for transmission service to WilTel, its primary long distance carrier, in the amount of $5,595,963
(before application of certain volume discounts available under the trans-mission service contract). Payment of this amount was settled by payment of $1,000,000 on September 9, 1996, UStel's agreement to pay an additional $735,688 by September 27, 1996, and the Company's agreement to execute a promissory note in the amount of $3,860,275. In connection with this agreement, UStel further agreed to pay future WilTel invoices within 30 days of presentation. The initial due date of the promissory note was November
14, 1996, and it was later extended to December 31, 1996 and February 28, 1997. The note bore interest at the rate of 15% per annum through November 14, 1996 and 18% thereafter and was secured by a second lien on all of UStel's assets. The promissory note was also guaranteed by Consortium 2000 and secured by certain assets of Consortium 2000. On February 28, 1997, the principal balance and accrued interest under the promissory note was paid in full from the proceeds of the 1997 public offering.

In February 1997, UStel successfully completed a public offering of 1,452,500 Units (with each Unit consisting of two shares of the Company's Common Stock plus one redeemable Common Stock Purchase Warrant) for $6.00 per Unit less underwriter's discount, commissions and offering costs. The net proceeds to UStel were approximately $6,346,000. With the net proceeds of this offering UStel was able to pay off all of its outstanding notes payable, with the exception of its Credit Facility.

In the fall of 1997, UStel retained Sutro & Co. to raise up to $15,000,000 via a private placement of UStel securities for the purpose of financing the $5,000,000 cash Merger consideration, to expand UStel's switch network and for working capital. There can be no assurance that such placement will be accomplished.

On October 15, 1997, UStel executed a promissory note in favor of WorldCom Network Services, Inc., its primary long distance carrier, in the amount of $1,561,532 which represented all past due amounts under the Company's transmission service contract. The initial due date of the promissory note was December 31, 1997, and it was later extended to January 31, 1998 and April 30, 1998. The note bears interest at the rate of 16% per annum through December 31, 1997 and 18% thereafter and is secured by a second lien on all of UStel's assets. The note was later extended to April 30, 1998. The Company intends to repay this obligation from the proceeds of its private placement of securities.

Going Concern

The Company has suffered recurring losses from operations and had a net loss of $4,869,814 for the year ended December 31, 1997. Also, as of December 31, 1997, the Company had a working capital deficit of $569,822.

Recently, management has made changes in the Company's cost structure that they believe brings the Company close to or exceeding breakeven operating cash flows on a monthly basis. These changes include a reduction in underlying long distance carrier rates and a reduction in workforce primarily through attrition. The "Sutro Private Placement" will be used primarily to restructure existing debt obligations and to provide working capital for future growth and network infrastructure.

Management believes that the merger between the Company and Arcada Communications, Inc., along with proceeds from the "Sutro Private
Placement" will result in substantial and immediate benefits to the Company.

However, no assurance can be given that the Company will be successful in raising additional capital. Further, should the Company be successful in raising additional capital, there is no assurance that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing, management may be required to curtail the operations of the Company, or sell all or part of the Company's assets. The Company's independent public accountants have included an explanatory paragraph in their report indicating there is substantial doubt with respect to the Company's ability to continue as a going concern.

Impact of New Accounting Standards


On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings Per Share". SFAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company adopted this pronouncement in 1997 and it had no effect on its earnings per share computations.

Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure," (SFAS No. 129) issued by the FASB is effective for financial statements with fiscal years ending after December 15, 1997. The new standard reinstated various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company adopted SFAS No. 129 as of December 31, 1997 and it had no effect on its financial condition or results of operations.

Statement of Financial Accounting Standards No. 130, "Reporting
Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company does not expect the adoption of SFAS No. 130 to have any effect on its financial position or results of operations, if any, from the adoption of this statement.

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have any material effect on its results of operations, but could result in additional disclosure.

As of December 31, 1997, the Company had available net operating loss carry-forwards of approximately $7,722,000 and $12,040,066 for income tax purposes, which expire in varying amounts through 2012. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. As of December 31, 1997 the net operating loss carry-forward may be utilized at a rate of approximately $402,000 per year (subject to the Company generating sufficient income from operations.) The loss carry-forward generated deferred tax assets of approximately $4,454,825. The deferred tax assets were not recognized since it is not likely that they will be realized; accordingly, a 100% valuation was provided.

Year 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, which the Company expects to implement on a timely basis, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. Estimated costs associated with this conversion are anticipated to be minimal. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material adverse impact on the operations of the Company.

Impact of Inflation

The Company believes that inflation has not had a material impact on its operations. However, substantial increases in material costs could adversely affect the operations of the Company for future periods.


ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements are filed as part of this Annual Report of Form 10-KSB as indexed on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9.  DIRECTORS

The following table sets forth, with respect to each person who is currently a director or executive officer of UStel, the person's age and the person's positions and offices with UStel. Individual background information concerning each of such persons follows the table.

The directors and executive officers of the Company are as follows:

Name                          Age   Position

Robert L.B. Diener            49    Chairman and Chief Executive Officer
Jerry Dackerman               47    President, Chief Operating Officer
                                      and Director
Wouter van Biene              48    Executive Vice President, Secretary
                                      and Director
Edmund C. King, Jr.           34    Vice President/Chief Financial Officer
Abe M. Sher                   36    Vice President and General Counsel
Royce Diener(1)               79    Director
Ann Graham Ehringer, Ph.D.(1) 57    Director
Jordan Barness(1)             40    Director

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

Dr. Wouter van Biene has been the Senior Vice President, Chief Financial Officer and Secretary of Consortium 2000, Inc. since 1991. On August 14,
1996, he became Executive Vice President, Chief Financial Officer and
Secretary of UStel. On July 14, 1997 he relinquished the Chief Financial Officer title and became Chief Information Officer. From 1986 to 1991, he was a partner with Robin & Dackerman, Inc., a telecommunications consulting firm. From 1972 to 1986, he was employed by AMI where he achieved the level of Group Vice President-Information Systems and Chief Financial Officer for International Operations. Dr. van Biene earned a doctorate in Economics and Business Administration at the University of Amsterdam, the Netherlands.

Edmund C. King, Jr. joined the Company in May of 1997 and was appointed Vice President and Chief Financial Officer in July of 1997. From 1995 through
1997, Mr. King served as Financial Analyst and Senior Associate at Trouver Capital Partners, a West Los Angeles investment banking firm. During that time, Mr. King also founded Infusion, LLC, a capital management and resource company. From 1990 to 1995, Mr. King was employed at ITT Fluid Technology Corporation in various positions including: Sales Company
Controller, Group Financial Reporting Manager and Division Cost Accounting Manager, among others. He is a Certified Management Accountant. Mr. King earned a Masters Degree in Business Administration from Oregon State University.

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

Ann Graham Ehringer, Ph.D., became a director in May, 1997. Dr. Ehringer has been a director of the Family and Closely-Held Businesses Program and associate professor in the Entrepreneur Program in the Marshall School of Business of the University of Southern California since July 1996. From 1990 to 1996 Dr. Ehringer has acted as a private consultant to the owners and managers of small and mid-sized companies. From September 1992 to the present she has also been Chairman and Chief Executive Officer of S.P. Land, Inc. and S.P. Lodge, Inc., a real-estate holding business and a fine-dining business, respectively. Dr. Ehringer has a Ph.D. in Management from the University of Southern California, completed the Owner/President, Management Program at the Harvard Business School, received a M.A. from Stanford University and a B.A. from the University of Hawaii. She is a member of the Executive Advisory Panel for the "Executive" a Publication of the Academy of Management and of the National Association of Corporate Directors. She serves on the boards of directors of other private and not-for-profit organizations.

Jordan Barness became a director in May, 1997. Mr. Barness is a founding partner of the Los Angeles and New York-based law firm of Steinberg, Barness, Glasgow & Foster, LLP. He serves as President to Trans International Management Corporation, a domestic and international consulting, marketing and management firm. He was a member of the law firm of Cordero, Glasgow & Barness from 1986 to 1994 and a member of the law firm of Barness, Glasgow & Barness from 1994 to 1996. Mr. Barness received his Bachelor of Arts Degree in Political Economies of Industrial Societies from the University of California at Berkeley in 1979. He received his Juris Doctor Degree from Southwestern University School of Law in 1983. Mr. Barness is admitted to the New York and California Bars. Mr. Barness' practice includes general corporate, real estate and international law. Mr. Barness is the son of Amnon Barness, a stockholder and warrant holder of UStel, a shareholder of Consortium 2000 and one of the beneficiaries of the Palisades USTL Trust.

Board of Directors

Directors are elected annually to serve until the next annual meeting of stockholders and until their successors are elected and qualified or until their death, resignation or removal.

The Audit Committee of the Board of Directors, comprised of Royce Diener, Ann Graham Ehringer and Jordan Barness, is responsible for making recommendations concerning the engagement of independent certified public accountants, approving professional services provided by the independent certified public accountants and reviewing the adequacy of the Company's internal accounting controls. The Compensation Committee, comprised of Royce Diener, Ann Graham Ehringer and Jordan Barness, is responsible for recommending to the Board of Directors all officer salaries, management incentive programs and bonus payments. Neither the Audit or Compensation Committees met formally in 1996. The Board of Directors met 18 times in 1996. Each director attended at least 75% of the aggregate of all meetings held by the Board in 1996 during such director's tenure as a director. Currently, none of the directors receives compensation for acting as a director. The Company anticipates that it may in the future institute a compensation plan for outside directors which will involve compensation for attending meetings and stock options.

Compensation Committee Interlocks and Insider Participation

Prior to August 1996, the Company did not have a Compensation Committee or an Audit Committee. Former director, Noam Schwartz and Barry Epling participated in deliberations concerning compensation of executive officers during 1995. None of the executive officers of the Company have served on the board of directors or on the compensation committee of any other related entity, except for Consortium 2000.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Exchange Act of 1934 requires the Company's directors and officers, and persons who won more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such reports received by it during the year ended December 31, 1997, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year or prior fiscal years, except as follows:

Name of Person         # of Late    # of Transactions Not    Failure to File
 and Position           Reports    Reported in Timely Basis  a Required Report
----------------------  -------    ------------------------  -----------------
Robert L. B. Diener         1                  1
Chairman, Chief
  Executive Officer
  and Director

Jerry Dackerman             1
President, Chief Operating
  Officer and Director

Wouter van Biene            1
Executive Vice President,
  Chief Financial Officer
  and Director

Abe M. Sher                 1
Vice President and
  General Counsel

Jordan Barness              1
Director

Ann Graham Ehringer         1                  1
Director

Royce Diener                1
Director

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth all compensation received by the Company's Chief Executive Officer and its other most highly compensated executive officers and key employees whose total cash and cash equivalent compensation exceeded $100,000 for services rendered to the Company for the years ended December 31, 1995, 1996 and 1997.

                                                               Long Term
                                                              Compensation

                                                                 Awards
                                                                 Payouts

                                           Annual              Securities
                                        Compensation           Underlying
Name and Principal Position     Year       Salary             Options/SAR's #
Robert L.B. Diener(1)
   Chairman, Chief Executive    1997     $200,000                  200,000
   Officer and Former           1996         ---                     ---
   President                    1995         ---                     ---

Jerry Dackerman(1)              1997      180,000                  120,000
   President, Chief Operating   1996         ---                     ---
   Officer and Director         1995         ---                     ---

Wouter van Biene(1)             1997      139,992                  100,000
    Executive Vice President    1996         ---                     ---
    Chief Information Officer   1995         ---                     ---

Edmund C. King, Jr.
    Vice President, Chief       1997       72,538                  100,000
    Financial Officer           1996         ---                      ---
                                1995         ---                      ---

Barry K. Epling                 1997       94,988                    ---
    Former Executive Vice       1996      102,440                  100,000
    President and Former        1995       93,000                    ---
    Director


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

The Company had entered into employment agreements with Noam Schwartz and Barry Epling that provide for annual salaries of $120,000 (of which Mr. Schwartz only drew $100,000 in 1995) and $93,600, respectively. Mr. Schwartz's employment agreement provided for a three-year term ending March 1, 1997. Mr. Schwartz resigned effective December 15, 1996. Mr. Epling's employment agreement provided for a five-year term commencing December 1, 1993, although the salary provided for in such agreement did not commence until February 1, 1994. Each of the employment agreements also provided for bonuses to be paid at the discretion of the Company's Board of Directors. In July 1997, UStel terminated Mr. Epling's contract. UStel is currently negotiating a severance arrangement with Mr. Epling.

The compensation of Robert L. B. Diener, in his capacity as the Company's former Executive Vice President and Secretary, was payable by the Company as consulting fees to Diener Financial Group, a company wholly-owned by Mr. Diener, under a one-year consulting agreement effective September 1, 1995.

Pursuant to this arrangement, the Company agreed to pay Diener Financial
Group $7,500 per month. In addition, Mr. Diener was to personally receive $5,000 per month for a one year period starting November 1, 1995. The consulting agreement further provided that Diener Financial Group and Mr. Diener were to receive five-year warrants to purchase up to 100,000 shares each of Common Stock at a price of $5.00 per share. On August 14, 1996, Mr. Diener became President and Chief Executive Officer of the Company.

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

1993 Stock Option Plan

The 1993 Stock Option Plan (the "Stock Option Plan") provides for the grant of options to acquire the Company's Common Stock ("Options"), the direct grant of shares of the Company's Common Stock ("Stock Awards"), the grant of stock appreciation rights ("SARs"), or the grant of other cash awards ("Cash
Awards") (Stock Awards, SARs and Cash Awards collectively are referred to herein as "Awards"). Options and Awards under Stock Option Plan may be issued to executives, key employees and others providing valuable services to the Company and its subsidiaries. The Options issued may be incentive stock options or nonqualified stock options. A maximum of 1,450,000 shares of Common Stock of the Company may be issued under the Stock Option Plan. Of this amount, 795,000 options are available for grant. If any change is made in the stock subject to the Stock Option Plan, or subject to any Option or SAR granted under the Stock Option Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, split-up, combination of shares, exchange of shares, change in corporate structure or otherwise), the Stock Option Plan provides that appropriate adjustments will be made as to the maximum number of shares subject to the Stock Option Plan and the number of shares and exercise price per share of stock subject to outstanding options.

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

                               OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                        (Individual Grants)




                 Number of Securities  Percent of Total
                    Underlying           Options/SAR's
                   Options/SAR's          Granted to
                     Granted #            Employees In     Exercise of Base
Name                                      Fiscal Year      Price ($/sh)        Expiration Date
(a)                    (b)                    (c)                (d)                 (e)

Robert L.B. Diener   200,000                  30.5              3.625               07/07
Jerry Dackerman      120,000                  18.3              3.625               07/07
Wouter van Biene     100,000                  15.3              3.625               07/07
Edmund C. King, Jr.  100,000                  15.3              3.625               07/07
Morris Fox           100,000                  15.3              3.625               07/07
Nissim Ozer           20,000                   3.0              3.625               07/07
Art Finta              5,000                   0.01             3.625               07/07
Ron Neilan             5,000                   0.01             3.625               07/07
Mary Rivenbark         5,000                   0.01             3.625               07/07


                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                             AND FY-END OPTION/SAR VALUES
                                  (Individual Grants)



                                                                               Value of Unexercised
                                                     Number of Unexercised         In-the-Money
                                                       Options/SAR's At           Options/SAR's At
                   Shares Acquired                   FY-End (#) Exercisable     FY-End($) Exercisable
Name                On Exercise (#) Value Realized($)    Unexercisable             Unexercisable

Robert L.B. Diener         -0-              -0-                0/200,000                0/0
Jerry Dackerman            -0-              -0-                0/120,000                0/0
Wouter van Biene           -0-              -0-                0/100,000                0/0
Edmund C. King, Jr.        -0-              -0-                0/100,000                0/0
Morris Fox                 -0-              -0-                0/100,000                0/0
Nissim Ozer                -0-              -0-                0/ 20,000                0/0
Art Finta                  -0-              -0-                0/  5,000                0/0
Ron Neilan                 -0-              -0-                0/  5,000                0/0
Mary Rivenbark             -0-              -0-                0/  5,000                0/0


At December 31, 1994, there were outstanding options to acquire 210,000 shares of the Company's Common Stock under the Stock Option Plan. These options were granted in January, 1994 to Noam Schwartz, the Company's former President, at an exercise price of $7.50 per share. In January, 1996, the Company's Board of Directors approved the reduction of the exercise price of Mr. Schwartz's outstanding options to $5.00 In 1997, Mr. Schwartz resigned as a Director without exercising his options within the period provided for the exercise of stock options by a former director or employee. UStel notified Mr.

Schwartz of the cancellation of his options due to non-exercise within the prescribed period of exerciseability.

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

The directors and officers of the Company also are indemnified against certain civil liabilities that they may incur under the Securities Act.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to officers, directors or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Outstanding Warrants

      The following table sets forth certain information as of December 31, 1997 with respect to the issuance or agreements to issue by the Company of warrants to purchase Common Stock:
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
        Issued in connection with
        Mr. Sher's engagement as Vice
        President and General Counsel

6/96    Jeflor, Inc.                   240,000    5.00    8/96       6/01
        Issued in connection with a loan
        for $1,200,000 due June 19, 1997,
        subject to four 90 day extensions

              Total                    981,000
All warrants are fully vested.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of the UStel Common Stock as of December 31, 1997 by (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director of the Company owning Common Stock, (iii) each executive officer of the Company owning Common Stock and (iv) all executive officers and directors of the Company as a group.

                               Number of Shares
                              Beneficially Owned                                       Owned

Name and Address(1)             Number      Percent
Robert L.B. Diener(2)          213,476        3.0
Jerry Dackerman                117,054        1.7
Wouter van Biene               124,107        1.8
Edmund C. King, Jr.               --           --
Abe M. Sher(3)                 232,000        3.3
Royce Diener (4)               374,996        5.4
Kamel B. Nacif(5)              594,990        8.2
Ann Graham Ehringer, Ph.D.       5,000         *
Jordan Barness                    --           --
All directors and officers
as a group (eight persons)   1,066,633       14.4

  * Less than one percent.

(1) In calculating percentage ownership, all shares of Common Stock which the named stockholder has the right to acquire upon exercise of stock options or conversion of convertible securities exercisable or convertible within 60 days of the Record Date, are deemed outstanding for the purpose of computing the percentage of Common Stock owned by such stockholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other stockholder. Percentages may be rounded. Each of such persons may be reached through the Company at 6167 Bristol Parkway, Suite 100, Culver City, California 90230.

(2) Consists of 8,476 shares of Common Stock and warrants to purchase up to 100,000 shares of Common Stock owned by the Diener Financial Group, and warrants to purchase up to an aggregate of 105,000 shares of Common Stock owned by Robert L.B. Diener, individually.

(3) Consists of 32,000 shares of Common Stock and 200,000 shares of Common Stock issuable upon the exercise of warrants.

(4) Consists of 291,663 Shares of Common Stock and 83,333 shares of Common Stock issuable upon exercise of warrants.

(5) Consists of 220,000 shares of Common Stock and 374,990 shares of Common Stock underlying 275,000 shares of Series A Convertible Preferred stock issued to Mr. Nacif. Mazliach Gamliel holds a general power of attorney for Mr. Nacif which includes the right to vote his shares but Mr. Gamliel disclaims beneficial ownership of Mr. Nacif's shares.

(6) Includes an aggregate of 488,333 shares of Common Stock as to which the named directors and executive officers may acquire, as described in footnotes (2), (3) and (4) above.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In June, 1996, the Company acquired title to a telecommunications switch owned by a former executive officer, Mr. Epling, for aggregate consideration in the amount of $702,157. Consideration was paid by crediting $500,000 as payment for the issuance of 100,000 shares of Common Stock to Mr. Epling pursuant to the exercise of employee stock options, canceling approximately $117,799 in interim advances made by the Company to TYC, Inc., a corporation w holly-owned by Mr. Epling, and a cancellation of interim advances of approximately $68,656 made by the Company to Mr. Epling for upgrading the switch, and the issuance of an additional 7,851 shares of Common Stock to Mr. Epling based on a $5.00 per share market value. At the time the switching equipment was acquired, it was appraised at approximately $716,000.

In July, 1996, the Company's Board of Directors authorized the issuance of 20,000 shares of Common Stock to Consortium 2000 at $5.75 per share to reconcile variances in commissions owed to Consortium 2000 for July, 1995 through March, 1996. These shares were distributed as dividends to the shareholders of Consortium 2000 in 1997.

Noam Schwartz, and his brother, Ronnie Schwartz, personally guaranteed the Company's credit facility with Jeflor, Inc. As of December 31, 1996, the amount outstanding under this facility was $1,200,000. The loan was paid off in February, 1997.

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

Related Party Transactions

The Company has entered into business transactions with Consortium 2000, an entity which prior to its acquisition was owned or controlled by certain of the Company's principal stockholders. Although the Company may continue to enter into such transactions in the future, its policy is not to enter into transactions with related persons unless the terms thereof are at least as favorable to the Company as those that could be obtained for unaffiliated third parties and are approved by a majority of disinterested directors.

ITEM 13.    EXHIBITS

Exhibit
Number      Exhibits

  2 Merger Agreement and Plan of Reorganization by and among UStel, Inc., Consortium Acquisition Corporation and Consortium 2000, Inc. dated August 13, 1996(4)

  2.1 Form of Reincorporated Merger Agreement between UStel, Inc. and UStel Merger Corporation(5)

  2.2 Merger Agreement and Plan of Reorganization by and among UStel, Inc. and Consortium 2000, Inc., dated August 14, 1996(4)

  2.3 Asset Purchase and Sale Agreement between UStel, Inc. and Pacific Communications, Inc., dated July 23, 1997.

  3.1       Articles of Incorporation of the Company(1)

  3.1-a Statement of Designation of Preferences and Rights of Series A Convertible Preferred Stock(2)

  3.1-b Amendment to Statement of Designation of Preferences and Rights of Series A Convertible Preferred Stock*

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

Exhibit
Number       Exhibit

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

 10.35 Interconnect Agreement between the Company and Euronet International, dated December 17, 1994(3)

 10.37 Service Agreement between the Company and Digital Communications of America, Inc., dated October 14, 1992(3)

 10.38 Carrier Transport and Switched Services Agreement, dated December 15, 1993(4)

 10.39 Telecommunication Services Agreement between the Company and WilTel, Inc., dated July 25, 1994, Confidential Redacted Version (3)

 10.40 Registration Rights Agreement dated August 14, 1996 between UStel, Inc. and Consortium 2000 Shareholders (Exhibit 10 to the Company's report on Form 8-K filed with the SEC on August 27, 1996(4)

 10.41 Registration Rights Agreement, dated August 14, 1996 between the Company and Consortium 2000 Shareholders (exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on August 27,
             1996)(4)

Exhibit
Number       Exhibit

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

Exhibit
Number       Exhibit

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

 10.64+      Form of Indemnification Agreement between the Company and Robert
             B. Diener, effective as of August 15, 1996

 10.65+ Form of Indemnification Agreement between the Company and Jerry Dackerman, effective as of August 15, 1996

 10.66+ Form of Indemnification Agreement between the Company and Wouter van Biene, effective as of August 15, 1996

 10.67+ Form of Financial Consulting Agreement between the Company and BC Capital Corp.

 10.68       Employment Agreement between UStel, Inc. and Frank Bonadadio,
             Summary

 10.69 Professional Consulting Agreement between UStel, Inc. and MDC Group, Inc., dated January 1, 1998.

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


                                          UStel, INC.

Date  March 31, 1998                      By:_/s/_Robert L. B. Diener______

                                                Robert L. B. Diener
                                                Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



 /s/ Robert L. B. Diener   Dated March 31, 1998       Chairman of the Board
---------------------------                           Chief Executive Officer
Robert L. B. Diener                                   and Director (Principal
                                                      Executive Officer)

 /s/ Jerry Dackerman      Dated March 31, 1998       President, Chief
--------------------------                            Operating Officer and
Jerry Dackerman                                       Director

 /s/ Wouter van Biene     Dated March 31, 1998       Executive Vice President
--------------------------                            Chief Information Officer
Wouter van Biene                                      and Director

 /s/ Edmund C. King, Jr.  Dated March 31, 1998       Vice President and
----------------------------                          Chief Financial Officer
Edmund C. King, Jr.                                   (Principal Financial
                                                      Officer)

 /s/ Royce Diener         Dated March 31, 1998       Director
--------------------------
Royce Diener

__________________________ Dated March 31, 1998       Director
Ann Graham Ehringer, Ph.D.

__________________________ Dated March 31, 1998       Director
Jordan Barness

                   UStel, Inc. and Subsidiaries

            Index to Consolidated Financial Statements



Report of Independent Certified Public Accountants                        F-2


Financial statements

     Consolidated Balance sheets at December 31, 1997 and 1996            F-3

     Consolidated Statements of operations for the years
          ended December 31, 1997, 1996 and 1995                          F-5

     Consolidated Statements of changes in stockholders' equity for
          the years ended December 31, 1997, 1996 and 1995                F-6

     Consolidated Statements of cash flows for the years
          ended December 31, 1997, 1996 and 1995                          F-7


Summary of accounting policies                                            F-8


Notes to consolidated financial statements                                F-12

     Report of Independent Certified Public Accountants




UStel, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of UStel, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UStel, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


/s/ BDO SEIDMAN, LLP




Los Angeles, California
March 13, 1998

                           UStel, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                                 December 31,
                                               1997         1996
Assets (Notes 3 and 7)

Current
 Cash                                    $   135,689      $   225,926

 Accounts receivable, less allowance for
  doubtful accounts of $1,696,000 and
  $1,093,000, respectively                 6,937,179        6,876,465
 Prepaid expenses and other current assets   606,067          376,331
                                          ----------       ----------
     Total current assets                  7,678,935        7,478,722
                                          ----------       ----------
Property and equipment
 Office furniture and equipment            3,073,452        2,537,268
 Leasehold improvement                       197,616          180,012
                                          ----------       ----------
                                           3,271,068        2,717,280

 Less accumulated depreciation              (873,198)        (471,449)
                                          ----------       ----------
     Net property and equipment            2,397,870        2,245,831
                                          ----------       ----------
Goodwill, net of accumulated amortization
 of $102,454 (Note 5)                      4,333,049            -0-

Related party receivables (Note 4 (a))       348,308          301,475
Other receivables, less allowance for
 doubtful accounts of $559,000 and
 $744,000, respectively                      149,170          138,936
Start-up costs less accumulated amortization
 of $162,538 and $78,696, respectively        78,429           19,673
Deferred charges (Note 2)                    982,938        1,182,308
                                         -----------      -----------
      Total Assets                       $15,968,699      $11,366,945
                                         ===========      ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.












                           UStel, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                 December 31,
                                               1997         1996
Liabilities and stockholders' equity

Current
 Notes payable to bank (Note 3)          $ 3,338,592     $ 2,225,608
 Notes payable to related parties
  (Note 4(b))                                  -0-            84,000
 Notes payable - others (Note 7)           1,561,532       4,907,239
 Accounts payable and accrued expenses     3,066,322       1,178,818
 Accrued revenue taxes                       282,311         232,999
                                          ----------     -----------
     Total current liabilities             8,248,757       8,628,664

Convertible subordinated debentures
 (Note 9)                                    500,000         500,000
                                          ----------     -----------
     Total liabilities                     8,748,757       9,128,664
                                          ----------     -----------
Commitments and contingencies (Note 8)

Stockholders' equity
 Series A Convertible Preferred Stock,
   $.01 par value, 5,000,000 shares
   authorized and 275,000 and 550,000
   shares outstanding (Liquidation
   Preference $1,500,000) (Note 10)            2,750           5,500
 Common stock, $.01 par value, 40,000,000
   shares authorized; 6,911,515 and
   2,126,851 shares issued and
   outstanding (Note 11)                      69,115          21,269
 Additional paid-in capital               18,238,940       7,710,561
 Accumulated deficit                     (11,090,863)     (5,499,049)
                                         -----------     -----------
     Total stockholders' equity            7,219,942       2,238,281
                                         -----------     -----------
     Total Liabilities and Stockholders'
       Equity                            $15,968,699     $11,366,945
                                         ===========     ===========
See accompanying summary of accounting policies and notes to financial statements.

                                 F-4

                           UStel, Inc.
                Consolidated Statements of Operations
                                    Years Ended December 31,
                            -----------------------------------------
                                1997         1996           1995
                            -----------    -----------    -----------
Revenues                    $25,425,213    $22,026,857    $16,127,575
                            -----------    -----------    -----------
Operating expenses
 Cost of services sold       19,720,474     16,225,354     11,539,874
 General and administrative   7,613,994      5,654,625      3,074,289
 Selling                      1,867,906      2,420,139      1,460,009
 Depreciation and amortization  518,760        249,947        177,971
                             ----------    -----------    -----------
    Total operating expenses 29,721,134     24,550,065     16,252,143
                             ----------    -----------    -----------
Loss from operations         (4,295,921)    (2,523,208)      (124,568)

Relocation costs                  -0-            -0-         (110,766)

Interest income                  33,660        101,934        124,060

Interest expense               (607,553)      (551,920)      (260,437)
                            -----------    -----------    -----------
     Net loss               $(4,869,814)   $(2,973,194)   $  (371,711)
                            ===========     ==========    ===========
Net loss per common
 shareholder                   $  (1.00)      $  (1.54)    $    (0.23)
                               ========       ========     ==========
Weighted average number of common
 shares outstanding           5,549,914      1,926,091      1,600,000
                              =========     ==========    ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.










                                 F-5

                           UStel, Inc.

     Consolidated Statements of Changes in Stockholders' Equity
          Years Ended December 31, 1995, 1996 and 1997

                                                                      Additional
                            Preferred Stock        Common Stock         Paid-In    Accumulated     Note

                          Shares      Amount     Shares     Amount      Capital      Deficit
Receivable        Total
Balance, January 1, 1995   550,000   $ 5,500   1,600,000   $ 16,000  $ 6,220,878  $ (2,154,144)   $
  -0-   $ 4,088,234

 Sale of preferred shares
   (Note 10)                95,000       950         -0-        -0-      165,300           -0-
(95,000)       71,250
 Net loss for period           -0-       -0-         -0-        -0-          -0-      (371,711)
  -0-      (371,711)
                           -------   -------   ---------    -------   ----------  ------------
--------   -----------
Balance, December 31, 1995 645,000     6,450   1,600,000     16,000    6,386,178    (2,525,855)
(95,000)    3,787,773

Cancellation of note
 receivable (Note 4 (d))       -0-       -0-        -0-        -0-       (95,000)          -0-
95,000          -0-
Private placement of common
 stock (Note 11)               -0-       -0-     160,000      1,600      798,400           -0-
 -0-        800,000
Conversion of Series B
 preferred  stock to
 common stock (Notes 4
 (d) and 10)               (95,000)     (950)     95,000        950          -0-           -0-
 -0-           -0-
Cost of private placement
 of common stock (Notes
 4 (f) and Note 11)            -0-       -0-         -0-        -0-      (25,000)          -0-
 -0-        (25,000)
Cost of issuing Series
 A preferred stock in
 prior period (Note 10)        -0-       -0-     112,000      1,120      (47,120)          -0-
 -0-        (46,000)
Acquisition of switching
 equipment (Note 4 (g))        -0-       -0-     107,851      1,079      514,623           -0-
 -0-        515,702
Repayment of agent
 commission fees
  (Note 4 (e))                 -0-       -0-      20,000        200      114,800           -0-
 -0-        115,000
Stock issued in connection
 with raising capital
 (Note 4 (c))                  -0-       -0-      32,000        320       63,680           -0-
 -0-         64,000
Net loss for period            -0-       -0-         -0-        -0-         -0-     (2,973,194)
 -0-     (2,973,194)
                           -------   -------   ---------   --------  -----------  ------------
-------   -----------
Balance, December 31, 1996 550,000     5,500   2,126,851     21,269    7,710,561    (5,499,049)
 -0-      2,238,281

Offering of common stock
 (Note 11)                    -0-       -0-    2,905,000     29,050    8,685,950          -0-
 -0-      8,715,000
Conversion of preferred
 stock (Note 10)          (275,000)   (2,750)    374,990      3,750       (1,000)         -0-         -0-           -0-
Costs of secondary
 offering (Note 11)           -0-       -0-         -0-        -0-    (2,365,687)         -0-         -0-     (2,365,687)
Acquisition of Consortium
 2000, Inc. (Note 5)          -0-       -0-    1,076,923     10,769    2,535,497          -0-         -0-      2,546,266
Acquisition of Pacific
 Cellular, Inc. (Note 5)      -0-       -0-      304,014      3,040      734,044          -0-         -0-        737,084
Acquisition of Will Call
 (Note 5)                     -0-       -0-       38,737        387       91,613          -0-         -0-         92,000
Issuance of common shares
 for services (Note 11)       -0-       -0-       85,000        850      125,962          -0-         -0-        126,812
Preferred stock dividend      -0-       -0-         -0-        -0-       722,000      (722,000)       -0-           -0-
Net loss for period           -0-       -0-         -0-        -0-          -0-     (4,869,814)       -0-     (4,869,814)
                            -------  -------   ---------   --------  -----------  ------------     -------   -----------
Balance, December 31, 1997  275,000  $ 2,750   6,911,515   $ 69,115  $18,238,940  $(11,090,863)    $  -0-    $ 7,219,942
                            =======   ======   =========   ========  ===========  ============     =======   ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                 F-6

                            UStel, Inc.
                Consolidated Statements of Cash Flows
                   Increase (Decrease) in Cash
                                                         Years Ended December 31,
                                                    1997            1996           1995
Cash flows from operating activities:
 Net loss                                      $ (4,869,814)   $ (2,973,194)   $   (371,711)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                    518,760         249,947         177,971
   Provisions for losses on accounts receivable   1,964,888       1,993,142         464,000
   Increase (decrease) from change in:
    Accounts receivable                          (2,115,602)     (3,225,619)     (3,746,364)
    Prepaid expenses and other                     (155,861)        130,492        (323,683)
    Accounts payable and accrued expenses         3,498,349      (1,878,440)      1,329,865
    Other items                                    (111,030)       (364,503)       (619,391)
                                               ------------    ------------    ------------
     Net cash used in operating activities       (1,270,310)     (6,068,175)     (3,089,313)
                                               ------------    ------------    ------------
Cash flows from investing activities:
 Purchase of equipment                             (703,788)       (410,766)       (780,185)
                                               ------------    ------------    ------------
Net cash used in investing activities              (703,788)       (410,766)       (780,185)
                                               ------------    ------------    ------------
Cash flows from financing activities:
 Proceeds from notes payable - banks             24,650,377      21,521,381       4,030,000
 Proceeds from related party debt                    24,500         400,000            -0-
 Proceeds from notes payable - others                  -0-        4,907,239            -0-
 Restricted cash                                       -0-        3,133,433      (2,133,433)
 Proceeds from sale of common stock               6,349,214             -0-            -0-
 Proceeds from sale of preferred stock                 -0-              -0-          71,250
 Related parties receivable                         (46,833)       (337,613)         95,847
 Payments on debt                               (28,553,132)    (22,920,773)       (400,000)
 Prepaid acquisition costs                         (540,265)           -0-             -0-
                                               ------------    ------------    ------------
Net cash provided by financing activities         1,883,861       6,703,667       1,663,664
                                               ------------    ------------    ------------
Net increase (decrease) in cash                     (90,237)        224,726      (2,205,834)
Cash, beginning of period                           225,926           1,200       2,207,034
                                               ------------    ------------    ------------
Cash, end of period                            $    135,689    $    225,926    $      1,200
                                               ============    ============    ============

See accompanying summary of accounting policies and notes to financial statements.

                                 F-7

                  UStel, Inc. and Subsidiaries
                 Summary of Accounting Policies

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

Principles of Consolidation

The balance sheet at December 31, 1997 reflects the accounts of UStel, Inc., and its wholly-owned subsidiaries Consortium 2000, Inc., Pacific Cellular and Will Call Communications. The consolidated statements of operations for the year ended December 31, 1997 include the results of operations for the period presented and the results of the above subsidiaries of UStel, Inc., from their respective acquisition dates. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized upon completion of the telephone call.

Property And Equipment

Equipment is stated at cost with depreciation provided over the estimated useful lives of the respective assets on the straight-line basis ranging from five to fifteen years. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the term of the lease.

Deferred Charges

Deferred charges consist of loan fees, offering costs and certain costs incurred in connection with expanding the Company's market position. Loan fees are amortized over the life of the related loan. Offering costs are charged against paid-in capital if the public offering is consummated. If the public offering is not consummated, such costs will be charged to operations during the period it becomes evident that the above mentioned transaction will not be completed. Costs incurred to expand the Company's market position are amortized over the period of benefit not to exceed twenty-four months. It is the Company's policy to periodically review and evaluate that the benefits associated with these costs are expected to be realized and therefore deferral and amortization are justified.

Income Taxes

Income taxes are accounted for under Financial Accounting Standards Board, SFAS No. 109, "Accounting for Income Taxes." Under this standard, deferred tax assets and liabilities represent the tax effects, calculated at currently effective rates, of future deductible taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements.

Earnings Per Share

On March 31, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings Per Share". SFAS No. 128 provides

                       UStel, Inc. and Subsidiaries
                       Summary of Accounting Policies

for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997. The Company has adopted this pronouncement and it had no effect on its loss per share computations.

For the purpose of calculating loss per share for the year ended December 31, 1997, net loss was increased by $722,000 for deemed dividend to the preferred shareholder as a result of the January 24, 1997 change in the conversion features of the Series A Convertible Preferred Stock (Note 8). Loss per share is based on the weighted average number of common stock outstanding during each period presented. For years ended December 31, 1997, 1996 and 1995, outstanding stock options and warrants of 4,384,500, 1,391,000 and 591,000 and convertible preferred stock outstanding of 275,000, 550,000 and 645,000 are not included in the diluted earnings per share calculation since their effect would be anti-dilutive.

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

Concentrations of Credit Risk

The Company maintains cash balances at one financial institution. Deposits not to exceed $100,000 are insured by the Federal Deposit Insurance Corporation. At December 31, 1997, the Company had no uninsured cash.

Stock-based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Also in accordance with SFAS No. 133, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based compensation is measured at the grant date on the value

                       UStel, Inc. and Subsidiaries
                      Summary of Accounting Policies

of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

New Accounting Pronouncements

Disclosure of Information About Capital Structure

Statement of Financial Accounting Standard No. 129, "Disclosure of Information About Capital Structure," (SFAS No. 129) issued by the FASB is effective for financial statements with fiscal years ending after December 15, 1997. The new standard reinstated various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company adopted SFAS No. 129 as of December 31, 1997 and it had no effect on its financial position or results of operations.

Reporting Comprehensive Income

Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier adoption is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have an effect, if any, on its financial position or results of operations.

Disclosure About Segments Of An Enterprise And Related Information

Statement of Financial Accounting Standard No. 131, "Disclosure About Segments Of An Enterprise And Related Information," (SFAS No. 131) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have an effect on its financial position or results of operations; however, additional disclosures may be made relating to the above items.

Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, Accounts Receivable and Accounts Payable

The carrying amount approximates fair value due to the short maturity of those instruments.

Notes Payable

The carrying amount of the Company's notes payable approximates fair value because the interest rates on these instruments approximate on quoted market prices for similar issues of debt with similar remaining maturities.

Convertible Debenture

                       UStel, Inc. and Subsidiaries
                      Summary of Accounting Policies

The fair value of the Company's convertible debentures is estimated based upon current market borrowing rates for loans with similar terms and maturities.

Related Party Receivables and Notes Payable To Related Parties

The fair value of related party receivables and notes payable to related parties cannot be determined due to their related party nature.

Reclassification

Certain financial statement items have been reclassified to conform to the current year's presentation.

                         UStel, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 1 - Going Concern

The Company has suffered recurring losses from operations and had a net loss of $4,869,814 for the year ended December 31, 1997. Also, as of December 31, 1997, the Company had a working capital deficit of $569,822. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently, management has made changes in the Company's cost structure that they believe bring the Company close to or exceeding breakeven operating cash flows on a monthly basis. These changes include a reduction in underlying long distance carrier rates and a reduction in workforce primarily through attrition. The "Sutro Private Placement" will be used primarily to restructure existing debt obligations and to provide working capital for future growth and network infrastructure.

Management believes that the merger between the Company and Arcada Communications, Inc. (Note 6), along with proceeds from the "Sutro Private Placement" will result in substantial and immediate benefits to the Company.

However, no assurance can be given that the Company will be successful in raising additional capital. Further, should the Company be successful in raising additional capital, there is no assurance that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing, management may be required to curtail the operations of the Company, or sell all or part of the Company's assets.

Note 2 - Deferred Charges

Deferred charges consist of the following:
                                                   December 31,
                                              1997            1996

 Development costs                        $  111,437      $  131,437
 Acquisition costs - Arcada                  365,966            -0-
 Offering costs                               34,361         739,672
 Loan fees                                   274,478         183,153
 Calling card program                        138,108         138,108
 Deposits and other                          321,128         128,202
                                          ----------      ----------
                                           1,245,478       1,320,572
 Accumulated amortization                   (262,540)       (138,264)
                                          ----------      ----------
                                          $  982,938      $1,182,308
                                          ==========      ==========
Note 3 - Notes Payable to Bank

In June 1995 and September 1995, the Company entered into a revolving credit agreement with a bank that provided for secured borrowings aggregating $1.0 million and $2.1 million, respectively, expiring in July 1996. Borrowings under the agreements bear interest at the bank's prime lending rate. The credit agreements were collateralized by three certificates of deposit at the same bank totaling $3.1 million. In March and July 1996, this outstanding credit line was paid off by offsetting the outstanding balance against the certificates of deposit used as collateral. Borrowings at December 31, 1996 were $0.

In December 1995, the Company obtained a Senior Credit Facility ("Credit Facility" and "Line") in the amount of up to $5 million with an asset-based lender. Amounts drawn under the Credit Facility accrue interest at a variable

                       UStel, Inc. and Subsidiaries
               Notes To Consolidated Financial Statements

Note 3 - Notes Payable To Bank (Continued)

rate equal to the Bank of America Reference Rate plus 2% per annum. The Line is secured by accounts receivable and all of the Company's other assets.

Under the Credit Facility, the Company can borrow up to an amount which is the lesser of $5 million or up to 85% of the Company's eligible receivables. Subject to the $5 million maximum borrowing, in addition to amounts supported by receivables, the Company may borrow on a 36-month term loan basis up to the lesser of $1.5 million or a formula amount based on the fair value of new equipment and the liquidation value of existing equipment. Amounts outstanding under the Credit Facility at December 31, 1997 and December 31, 1996 were $3,338,592 and $2,225,608, respectively.

Note 4 - Related Party Transactions

(a) Related Parties Receivables

At December 31, 1997 and 1996, the Company has amounts due from various related parties relating to loans as follows:
                                                     December 31,
                                                   1997        1996
    Loans:
     Related entities..........................$ 337,329  $  26,371
     Officers..................................  102,904    274,330
     Employees.................................    8,075        774
                                               ---------  ---------
                                                 448,308    301,475
     Less allowance for bad debt                (100,000)      -0-
                                               ---------  ---------
                                               $ 348,308  $ 301,475
                                               =========  =========
(b) Related Parties Payable

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

During February, 1996 the Company borrowed $400,000 from a related party.  The note is payable on demand and bears interest at 12% per annum. In June 1996, $116,000 of this borrowing was repaid. An additional repayment of $200,000 was made in August 1996. Interest is payable at the earlier of maturity or repayment of the full amount borrowed. The amounts outstanding at December 31, 1997 and December 31, 1996 were $0 and $84,000, respectively. This loan was repaid in full in February 1997.

(c) Shares Issued to Officer/Employee

During 1996 the Company issued 32,000 shares of common stock to an officer in connection with his assistance in raising additional capital. The fair value of the common stock issued of $64,000 is included in deferred offering cost at December 31, 1996.

                       UStel, Inc. and Subsidiaries
               Notes To Consolidated Financial Statements

Note 4 - Related Party Transactions (Continued)

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

(d)Stock Note Payable

In consideration of services rendered and to be rendered to the Company and $95,000 paid in the form of a promissory note due upon the earlier of conversion or May 31, 2005. In November 1995 the Company issued to one of its officers, 95,000 shares of Series B Preferred Stock. The 95,000 shares of Series B Preferred Stock were converted into 95,000 shares of common stock during 1996.

In January, 1996, the Company entered into a supplemental consulting agreement with the officer to provide services as the chief financial officer and as a director of the Company for up to 20 hours of service per week for compensation of $12,500 per month. In February, 1996, the Company agreed to cancel the $95,000 note in consideration of services rendered by the officer.

(e) Sales Agent

In August, 1994 the Company retained an independent sales representative, Consortium 2000, Inc., on a commission basis. As part of the consideration for its engagement, the Company agreed to issue the sales agent warrants to purchase up to 300,000 shares of common stock. These warrants are exercisable in increments of 50,000 shares upon the Company reaching certain monthly revenue milestones for four years from the date of issuance. The minimum exercise price of warrants was $7.50 per share and increased depending on when specified monthly revenue milestones were met. These warrants were canceled upon consummation of the merger with Consortium 2000 (Note 5). Royce Diener is Chairman of the Board of the sales agent.

In July, 1996, the Company's Board of Directors authorized the issuance of 20,000 shares of common stock to Consortium 2000 at $5.75 per share to reconcile variances in commissions owed to Consortium 2000 for July, 1995 through March, 1996. Prior to the merger with Consortium 2000, discussed further in Note 5, these shares were distributed by Consortium 2000 as a dividend to its shareholders.

(f)  Financial Consultant

Effective as of September 1995, the Company engaged the Diener Financial Group, a company wholly-owned by Robert L.B. Diener, who is the son of Royce Diener, a director of the Company.

For assisting the Company in connection with a private placement (Note 11), the Company paid Robert L. B. Diener the sum of $25,000. In November, 1995, the Company granted Mr. Diener 100,000 warrants exercisable at $5.00 per share, expiring November, 2000.

(g)  Acquisition of Telecommunications Switch

In June, 1996, the Company acquired title to a telecommunications switch owned

                       UStel, Inc. and Subsidiaries
               Notes To consolidated Financial Statement

Note 4 - Related Party Transactions (Continued)

by Mr. Epling, a former officer and director of the Company, for aggregate consideration in the amount of $702,157. Consideration was paid by crediting $500,000 as payment for the issuance of 100,000 shares of common stock to Mr. Epling pursuant to the exercise of employee stock options, canceling approximately $117,798 in interim advances made by the Company to TYC, Inc., a corporation wholly-owned by Mr. Epling, and a cancellation of interim advances of approximately $68,656 made by the Company to Mr. Epling for upgrading the switch, and the issuance of an additional 7,851 shares of Common Stock to Mr. Epling based on a $5.00 per share market value with a total additional charge to equity of $15,702. At the time the switching equipment was acquired, it was appraised at approximately $716,000.

Note 5 - Acquisitions

On July 8, 1997, the Company completed the acquisition of Consortium 2000, Inc., its principal sales source since mid-1994. Under the terms of the Agreement (a) the Company merged with Consortium 2000, Inc., with the Company being the surviving corporation in the merger, and (b) all of the capital stock of Consortium 2000, Inc. was converted into an aggregate of 1,076,923 shares of the common stock of the Company. As a result of the acquisition, Consortium 2000, Inc. is now a wholly-owned subsidiary of the Company.
The transaction was accounted for as a purchase as the assets and liabilities were recorded at their fair values and the operations were included as of the date of the acquisition. Goodwill created in the acquisition is being amortized over twenty years.

On July 25, 1997, the Company completed the acquisition of the Pacific Cellular Division of Pacific Communications, Inc., in exchange for an aggregate of 304,014 shares of the common stock of the Company. During the period January 23, 1998 and April 23, 1998 the shareholders of Pacific Communications, Inc., have the right to put, i.e., to sell back to the Company up to 50% of the shares of UStel, Inc., common stock received from the Company in the transaction. The price at which the shares must be purchased by the Company upon exercise of the put option is $3.81 per share. If the Company's common stock received by the shareholders in the trans-action have not been registered by the Company with the Securities and Exchange Commission by April 23, 1998, the put exercise extends to 100% of the 304,014 shares of the Company's common stock. As a result of the acquisition, Pacific Cellular is now a wholly-owned subsidiary of the Company. The transaction was accounted for as a purchase as the assets and liabilities were recorded at their fair values and the operations were included as of the date of the acquisition. Goodwill created in the acquisition is being amortized over twenty years.

On October 1, 1997, the Company completed the acquisition of Will Call Communications in exchange for an aggregate of 38,737 shares of the common stock of the Company. As a result of the acquisition, Will Call Communications is now a wholly -owned subsidiary of the Company. The transaction was accounted for as a purchase as the assets and liabilities were recorded at their fair values and the operations were included as of the date of the acquisition. Goodwill created in the acquisition is being amortized over twenty years.

The unaudited pro forma results of operations presented below reflect the Company's operations as though the acquisitions had taken place at the beginning of each period presented. The pro forma results have been prepared for comparative purposes only, and are not necessarily indicative of what the actual results of operations would have been had such acquisitions occurred at the beginning of the periods presented,

                       UStel, Inc. and Subsidiaries
               Notes To Consolidated Financial Statements

Note 5 - Acquisitions (Continued)

or what the results of operations will be in the future.

                                              For The Year Ended
                                                 December 31,
                                     -------------------------------------
                                         1997         1996         1995
                                     -------------------------------------
  Revenues                           $27,679,188  $26,254,280  $17,877,642

  Income (Loss) from operations       (5,452,995)  (3,555,767)      67,107
  Net Loss                            (6,028,995)  (3,877,767)    (302,856)
  Net Loss per share                       (0.97)       (1.17)       (0.11)
  Weighted average shares outstanding  6,240,279    3,307,028    2,676,923

Note 6 - Pending Acquisition

In June 1997 the Company signed a letter of intent to acquire Arcada Communications, Inc., a privately held switch-based interexchange carrier based in Seattle, WA. The transaction is subject to the execution of a definitive agreement, due diligence and approval by the stockholders of both companies.
A definitive agreement was signed in September 1997. The definitive agreement was approved by the shareholders of both companies in December 1997. The Company expects to close the transaction concurrent with the "Sutro Private Placement."

Note 7 - Notes Payable To Others

During June 1996 the Company borrowed $1,200,000 from an unrelated party. The one-year note bears interest at the annual rate of 12% and is unsecured. Interest is payable at maturity. In conjunction with this loan the Company agreed to issue warrants for acquisition of up to 540,000 of its common shares at a price of $5.00 per share. Warrants for the purchase of 120,000 common shares were issuable at the time the loan was funded. Additional warrants become issuable in increments of 60,000 common shares each at intervals of ninety days after funding of the loan so long as the loan remains unpaid.
The amount outstanding at December 31, 1996 was $1,200,000. This loan was paid off in February 1997. Total warrants of 240,000 granted and remaining outstanding as of December 31, 1997 were for 240,000 shares of common stock.

As of September 9, 1996, the Company was indebted for transmission service to WilTel, its primary long distance carrier, in the amount of $5,595,963 (before application of certain volume discounts available under the transmission service contract)(the "1996 Promissory Note"). Payment of this amount was settled by payment of $1,000,000 on September 9, 1996, the Company's agreement to pay an additional $735,688 by September 27, 1996, and the Company's agreement to execute a promissory note in the amount of $3,860,275. In connection with this agreement, the Company further agreed to pay future WilTel invoices within 30 days of presentation. The initial due date of the 1996 Promissory Note was November 14, 1996, and it was later extended to December 31, 1996 and February 28, 1997. The 1996 Promissory note bore interest at the rate of 15% per annum through November 14, 1996 and 18% thereafter and was secured by a second lien on all the Company's assets. The 1996 Promissory Note was also guaranteed by Consortium 2000 and secured by certain assets of Consortium 2000. On February 28, 1997, the principal balance and accrued interest under the promissory note was paid in full from proceeds of a public offering. The amount outstanding on the 1996 Promissory Note at December 31, 1996 was $3,707,239.

                       UStel, Inc. and Subsidiaries
               Notes To Consolidated Financial Statements

Note 7 - Notes Payable To Others (Continued)

On October 15, 1997 the Company executed a second Promissory Note payable to Worldcom (formerly WilTel, Inc.) in the principal amount of $1,561,532 in payment for telecommunications services provided to the Company. This note bears interest at the annual rate of 16%. This note was initially due on December 31, 1997. However, under the terms of the note, the Company elected to extend the due date until January 31, 1998, with the annual interest rate increasing to 20% for the period of January 1, 1998 to January 31, 1998. Further, if the note was not paid in full by January
31, 1998, the annual interest rate for the period of execution of the note until it is paid in full becomes 18%. As of December 31, 1997, the unpaid principal on this note was $1,561,532. The note was later extended to April 30, 1998.

Note 8 - Commitments And Contingencies

Legal Proceedings

The Company is a party from time to time to litigation or proceedings incident to its business. There are no pending legal proceedings to which the Company is party that in the opinion of management is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

Operating Leases

The Company occupies certain office and switching facilities under operating leases expiring on various dates through 2002 with options to renew on switching facilities. Rent expense under these arrangements was $263,868; $92,879 and $124,000 for the years ended December 31, 1997, 1996 and 1995.
Insurance and maintenance expenses covering these facilities are the Company's obligations.

At December 31, 1997 future minimum lease commitments were as follows:

                                    Office   Switching  Total
   December 31,                      Space    Space      Amount

     1998                           $ 219,752  $ 28,574  $ 248,326
     1999                             153,288    26,950    180,238
     2000                             130,788    26,950    157,738
     2001                             130,788     4,492    135,280
     2002                             119,889      -0-     119,889
                                     --------  --------  ---------
                                     $754,505  $ 86,966  $ 841,471
                                     ========  ========  =========
Employment Contracts

The Company has employment agreements with certain executive officers and employees, the terms of which expire on various dates through August, 1999. Such agreements provide for minimum salary levels and incentive bonuses to be determined at the discretion of the Board of Directors.

Aggregate commitments related to employment contracts are as follows:

Years ending December 31,                                Amount

  1998                                                  $   661,440
  1999                                                      325,000
                                                        -----------
                                                        $   986,440
                       F-17                             ===========

                       UStel, Inc. and Subsidiaries
               Notes To Consolidated Financial Statements

Note 9 - Convertible Subordinated Debentures

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

Note 10 - Preferred Stock

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

In connection with the issuance of the Preferred shares described above, the Company committed to pay a finders fee for the placement of the Preferred shares. During 1996, the Company issued 112,000 common shares plus cancellation of a note receivable of $46,000 in satisfaction of the finders fee.

On January 24, 1997, the Company agreed to amend the terms of the Series A Convertible Preferred Stock to change the conversion ratio from 1:1 to 1.3636:1. As a result of this change, the 550,000 shares of Series A Convertible Preferred Stock will be convertible into 750,000 shares of the Company's Common Stock and also resulted in a deemed dividend of $722,000.

During May 1997 275,000 shares of the Series A Preferred stock were converted into 374,990 shares of common stock.

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

Note 11 - Common Stock

During June 1994 the Company completed an initial public offering ("IPO") of 650,000 shares of its common stock. In connection with the IPO, the Company granted to the underwriter, warrants to acquire 65,000 shares of the Company's common stock. The warrants are exercisable for a period of four years commencing one year after the date of the prospectus (June 22, 1994) at an exercise price of $6.25 (125% of the public offering price). This warrant

                       UStel, Inc. and Subsidiaries
               Notes To Consolidated Financial Statements

Note 11 - Common Stock (Continued)

remains outstanding as of December 31, 1997.

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

In February 1997, the Company completed the sale of 1,452,500 units, each unit consisting of two shares of common stock and one redeemable common stock purchase warrant. The net proceeds to the Company were $6,345,531.

In 1997 the Company issued 85,000 of its common shares to a consultant in exchange for the services of that individual over a two-year period commencing October 1, 1997. The shares were valued at the fair value at the date of issuance. The services to be provided by the consultant are in the areas of international negotiations, both with customers and telecommunications service providers.

Stock Option Plan

The 1993 Stock Option Plan provides for the grant of options to acquire the Company's common stock to executives, key employees and others providing valuable service to the Company and its subsidiaries. The options issued may be incentive stock options or nonqualified stock options. The exercise price of all options granted under the stock option plan must be at least equal to the fair market value of such shares at the date of grant. The maximum term of options granted under the stock option plan is 10 years. With respect to any participant who owns stock representing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any option must be equal at least to 110% of the fair market value of such shares on the date of grant. Termination of employment at any time for cause immediately terminates all options held by the terminating employee.

In 1997 the Company's Board of Directors, with the approval of shareholders, amended the 1993 Stock Option Plan to increase the number of common shares covered by the plan from 450,000 shares to 1,450,000 shares. Employee Option and Employee Warrant activity during the years ended December 31, 1995, 1996 and 1997:
                                            Options and
                                              Employee       Weighted
                                              Warrants     Average Price

Balance outstanding, January 1, 1995           210,000        $ 7.00
Warrants granted                               200,000          5.04
                                             ---------        ------
Balance outstanding, December 31, 1995         410,000          6.03

Options granted                                200,000          5.00
Warrants granted                               300,000          5.00
Options exercised                             (100,000)         5.00
Options canceled                              (210,000)         7.00
Options re-issued                              210,000          5.00
                                             ---------        ------
Balance outstanding, December 31, 1996         810,000          5.00

                       UStel, Inc. and Subsidiaries
               Notes To Financial Consolidated Statements

Note 11 - Common Stock (Continued)

Balance outstanding, December 31, 1996         810,000          5.00

Options granted                                655,000          3.62
Warrants canceled                             (100,000)         5.00
Options canceled                              (210,000)         5.00
                                             ---------        ------
Balance outstanding, December 31, 1997       1,155,000        $ 4.16
                                             =========        ======
Options and employee warrants exercisable
 at December 31, 1997                          405,000        $ 5.03
                                              ========        ======

Information relating to stock options and employee warrants at December 31, 1997 summarized by exercise price is as follows:

                                 Outstanding                 Exercisable
Exercise Price               Weighted Average              Weighted Average
   Per Share       Shares   Life (Year) Exercise Price  Shares  Exercise Price
---------------- --------   ----------  -------------- -------- -------------
$ 3.62             655,000       9.5       $ 3.62          -           -
  5.00             400,000       5.7         5.00       400,000     $ 5.00
  7.50               5,000       7.5         7.50         5,000       7.50
------           ---------      ----       ------      --------     ------
$3.62-7.50       1,060,000       8.0       $ 4.16       405,000     $ 5.03
==========       =========      ====       ======      ========     ======

All stock options and warrants issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1997, 1996 and 1995 would have been increased to the pro forma amounts presented below:

                                      1997           1996         1995
 Net loss
  As reported                   $ (4,869,814)  $(2,973,194) $  (371,711)
  Pro forma                     $ (5,074,615)  $(3,621,910)  $ (371,711)

 Loss per share
  As reported                       $  (0.88)    $  (1.54)      $  (0.23)
  Pro forma                         $  (0.91)    $  (1.88)      $  (0.23)

The fair value of option grants and employee warrants is estimated on the date of grants utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996: expected life of
5.0 and 3.8 years; expected volatility of 24.2% and 9.5%, risk-free interest rates of 7% and 6% and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1997 and 1996 approximated $1.31 and $1.04 per option. The fair value of employee warrants granted in 1995 was immaterial.

Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above proforma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995 that vested in 1997,

                       UStel, Inc. and Subsidiaries
               Notes To Consolidated Financial Statements

Note 11 - Common Stock (Continued)

1996 and 1995.

Note 12 - Income Taxes

At December 31, 1997, the Company has available net operating loss carry-forwards of approximately $12,040,066 for income tax purposes, which expire in varying amounts through 2012. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change in control occurred during 1994. As a result, $3,208,000 of the net operating loss carryforwards are subject to limitation. The net operating loss carryover may be utilized at a rate of approximately $402,000 per year.

The net operating loss carryforward generated a deferred tax asset of approximately $4,454,825 as of December 31, 1997. The deferred tax asset was not recognized since it is more likely than not that they will not be
realized.   Accordingly, a 100% valuation allowance was provided.

Note 13 - Supplemental Disclosures Of Cash Flow Information

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

During 1996 the Company repaid $775,000 of a loan payable of a related party through the issuance of 160,000 shares of common stock.

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

                       UStel, Inc. and Subsidiaries
               Notes To Consolidated Financial Statements

Note 13 - Supplemental Disclosure of Cash Flows Information (Continued)

Non-cash investing and financing activities for the year ended December 31, 1997 were as follows:

Cash paid for interest during the year ended December 31, 1997 amounted to $598,007.

In 1997, the Company converted 275,000 shares of its Series A Preferred Stock into 374,990 shares of common stock.

In 1997, the Company issued 1,076,923 shares of common stock for the acquisition of Consortium 2000, Inc., which is now a wholly-owned subsidiary of the Company.

In 1997, the Company issued 304,014 shares of common stock for the acquisition of the Pacific Cellular division of Pacific Communications, Inc. Pacific Cellular is now a wholly-owned subsidiary of the Company.

In 1997, the Company issued 38,717 shares of common stock for the acquisition of Will Call Communications. Will Call Communications now operates as a wholly-owned subsidiary of Pacific Cellular.

In 1997, the Company issued 85,000 shares of common stock for international marketing services and assistance to be provided by an individual over a two-year period commencing October 1, 1997.