Form 10QSB
period 1998-03-31
USTEL INC
filed 1998-05-14
CIK 919274

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB
Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended March 31, 1998

                  Commission File number 0-24098

                            UStel, Inc.
          (Name of Small Business Issuer in its charter)

 Minnesota                                                 95-4362330
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation of organization)                        Identification Number)

6167 Bristol Parkway #100, Culver City CA                      90230
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

         Class             Outstanding as of May 12, 1998

Common Stock,  $0.01 par value per share       7,046,111 shares

Transitional Small Business Disclosure Format (check one)
Yes______; No___X__

PAGE

                                     USTEL, INC.

                            Quarterly Report on Form 10-QSB
                          For the Quarter Ended March 31, 1998

            PART I - FINANCIAL INFORMATION

ITEM  1.    Financial Statements

            Condensed Consolidated Balance Sheets -
            December 31, 1997 and March 31, 1998.................. 2

            Condensed Consolidated Statements of Operations -
            Three Months Ended March 31, 1997 and
            March 31, 1998.........................................4

            Condensed Consolidated Statement of Changes In
            Stockholders' Equity For The Period
            January 1, 1998 to March 31, 1998......................5

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1997 and
            March 31, 1998.........................................6

            Summary of Accounting Policies.........................7

            Notes To Condensed Consolidated Financial Statements..11

ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS..................16


            PART II - OTHER INFORMATION

            Items 1 through 5 are not applicable for the quarter ended March 31, 1998.

            Item 6 No reports on Form 8-K were required to be filed during the quarter ended March 31, 1998.





















                           UStel, Inc. and Subsidiaries
                       Condensed Consolidated Balance Sheets
                                            December 31,   March 31,
                                               1997         1998
Assets (Notes 4 and 8)                       (Audited)    (Unaudited)

Current
 Cash                                    $   135,689      $   101,338

 Accounts receivable, less allowance for
  doubtful accounts of $1,696,000 and
  $1,825,000, respectively                 6,937,179        8,005,358
 Prepaid expenses and other current assets   606,067          662,088
                                          ----------       ----------
     Total current assets                  7,678,935        8,768,784
                                          ----------       ----------
Property and equipment
 Office furniture and equipment            3,073,452        3,192,102
 Leasehold improvement                       197,616          198,099
                                          ----------       ----------
                                           3,271,068        3,390,201

 Less accumulated depreciation              (873,198)        (973,610)
                                          ----------       ----------
     Net property and equipment            2,397,870        2,416,591
                                          ----------       ----------
Goodwill, net of accumulated amortization
 of $102,454 and $157,972, respectively
 (Note 6)                                  4,333,049        4,277,753

Related party receivables (Note 5 (a))       348,308          354,677
Other receivables, less allowance for
 doubtful accounts of $559,000 and
 $559,000, respectively                      149,170          149,170
Start-up costs less accumulated amortization
 of $162,538 and $164,321, respectively       78,429           76,646
Deferred charges (Note 3)                    982,938        1,500,672
                                         -----------      -----------
      Total Assets                       $15,968,699      $17,544,293
                                         ===========      ===========

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.






























                              -2-
PAGE

                           UStel, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                           December 31,    March 31,
                                               1997          1998
Liabilities and stockholders' equity        (Audited)     (Unaudited)

Current
 Notes payable to bank (Note 4)          $ 3,338,592     $ 4,576,780
 Notes payable - others (Note 8)           1,561,532       1,561,532
 Accounts payable and accrued expenses     3,066,322       4,214,639
 Accrued revenue taxes                       282,311         276,302
                                          ----------     -----------
     Total current liabilities             8,248,757      10,629,253

Convertible subordinated debentures
 (Note 10)                                   500,000         500,000
                                          ----------     -----------
     Total liabilities                     8,748,757      11,129,253
                                          ----------     -----------
Commitments and contingencies (Note 9)

Stockholders' equity
 Series A Convertible Preferred Stock,
   $.01 par value, 5,000,000 shares
   authorized and 275,000 and 275,000
   shares outstanding (Liquidation
   Preference $1,500,000) (Note 11)            2,750           2,750
 Common stock, $.01 par value, 40,000,000
   shares authorized; 6,911,515 and
   6,911,515 shares issued and
   outstanding (Note 12)                      69,115          69,115
 Additional paid-in capital               18,238,940      18,238,940
 Accumulated deficit                     (11,090,863)    (11,895,765)
                                         -----------     -----------
     Total stockholders' equity            7,219,942       6,415,040
                                         -----------     -----------
     Total Liabilities and Stockholders'
       Equity                            $15,968,699     $17,544,293
                                         ===========     ===========
<F/N>
See accompanying summary of accounting policies and notes to condensed consolidated financial statements.






























                              -3-
PAGE

                           UStel, Inc.
              Condensed Consolidated Statements of Operations
                           (Unaudited)
                                        Three Months Ended March 31,
                                        ----------------------------
                                               1997         1998
                                         -----------    -----------
Revenues                                 $ 5,887,745    $ 7,051,642
                                         -----------    -----------
Operating expenses
 Cost of services sold                     4,359,838      5,428,988
 General and administrative                  815,106      1,587,869
 Selling                                     611,219        299,654
 Depreciation and amortization                85,875        218,277
                                          ----------    -----------
    Total operating expenses               5,872,038      7,534,788
                                          ----------    -----------
Loss from operations                          15,707       (483,146)

Interest income                               11,892          6,657

Interest expense                            (185,741)      (328,413)
                                         -----------    -----------
     Net loss                            $  (158,142)   $  (804,902)
                                         ===========     ==========
Net loss per common
 shareholder                                $ (0.246)      $ (0.116)
                                            ========       ========
Weighted average number of common
 shares outstanding                        3,578,851      6,911,515
                                           =========     ==========

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.








































                              -4-

PAGE

                           UStel, Inc.

   Condensed Consolidated Statements of Changes in Stockholders' Equity
              Three Months Ended March 31, 1998
                           (Unaudited)
                                                                      Additional
                            Preferred Stock        Common Stock         Paid-In    Accumulated
                          Shares      Amount     Shares     Amount      Capital      Deficit        Total

Balance, January 1, 1998   275,000   $ 2,750   6,911,515   $ 69,115  $18,238,940  $(11,090,863)    $ 7,219,942

Net loss for period           -0-       -0-         -0-        -0-          -0-       (804,902)       (804,902)
                            -------  -------   ---------   --------  -----------  ------------     -----------
Balance, March 31, 1998     275,000  $ 2,750   6,911,515   $ 69,115  $18,238,940  $(11,895,765)    $ 6,415,040
                            =======   ======   =========   ========  ===========  ============     ===========

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.
























































                              -5-
PAGE

                            UStel, Inc.
             Condensed Consolidated Statements of Cash Flows
                   Increase (Decrease) in Cash
                           (Unaudited)
                                               Three Months Ended March 31,
                                                    1997            1998
Cash flows from operating activities:
 Net loss                                      $   (158,142)   $   (804,902)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                     85,875         218,277
   Provisions for losses on accounts receivable     145,186         138,855
   Increase (decrease) from change in:
    Accounts receivable                            (178,663)     (1,207,034)
    Prepaid expenses and other                       49,923         (56,021)
    Accounts payable and accrued expenses          (681,530)      1,142,309
    Other items                                     (84,428)         48,926
                                               ------------    ------------
     Net cash used in operating activities         (821,779)       (519,590)
                                               ------------    ------------
Cash flows from investing activities:
 Purchase of equipment                             (189,254)       (119,133)
 Costs of offering and acquisition program             -0-         (133,816)
                                               ------------    ------------
Net cash used in investing activities              (189,254)       (252,949)
                                               ------------    ------------
Cash flows from financing activities:
 Proceeds from notes payable - banks              5,850,274       6,404,511
 Proceeds from related party debt                    24,500            -0-
 Proceeds from sale of common stock               7,368,815            -0-
 Payments on debt-related parties                  (108,500)           -0-
 Payments on debt                               (11,613,080)     (5,666,323)
                                               ------------    ------------
Net cash provided by financing activities         1,522,009         738,188
                                               ------------    ------------
Net increase (decrease) in cash                     510,976         (34,351)
Cash, beginning of period                           225,926         135,689
                                               ------------    ------------
Cash, end of period                            $    736,902    $    101,338
                                               ============    ============

Supplemental Data:

Interest Paid                                  $    365,493    $    134,254
Income Taxes Paid                                     1,973           4,040

<F/N>
See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

























                                 -6-
PAGE

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

Financial Statements

This quarterly statement on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto filed on Form 10-KSB for the year ended December 31, 1997.

Principles of Consolidation

The balance sheets reflects the accounts of UStel, Inc., and its wholly-owned subsidiaries Consortium 2000, Inc., Pacific Cellular and Will Call Communications. The condensed consolidated statements of operations for the three months ended March 31, 1997 do not include the results of operations of the above subsidiaries of UStel, Inc., because their acquisition dates were in the third quarter of 1997. All significant intercompany transactions and balances have been eliminated in consolidation.

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

                             -7-
PAGE

                       UStel, Inc. and Subsidiaries
                       Summary of Accounting Policies

and interim periods ending after December 15, 1997. The Company has adopted this pronouncement and it had no effect on its loss per share computations.

For the purpose of calculating loss per share for quarter ended March 31, 1997, net loss was increased by $722,000 for deemed dividend to the preferred shareholder as a result of the January 24, 1997 change in the conversion features of the Series A Convertible Preferred Stock (Note 11).

Loss per share is based on the weighted average number of common stock outstanding during each period presented. For three-month periods ended March 31, 1997 and 1998, outstanding stock options, warrants and convertible preferred stock and debentures outstanding are not included in the diluted earnings per share calculation since their effect would be anti-dilutive.

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

Concentrations of Credit Risk

The Company maintains cash balances at one financial institution. Deposits not to exceed $100,000 are insured by the Federal Deposit Insurance Corporation. At March 31, 1998, the Company had no uninsured cash.

Stock-based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Also in accordance with SFAS No. 133, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based compensation is measured at the grant date on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

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

                              -8-
PAGE

                       UStel, Inc. and Subsidiaries
                      Summary of Accounting Policies

Reporting Comprehensive Income

Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier adoption is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has adopted SFAS 130 as of January 1, 1998 and it had no effect on its financial position or results of operations.

Disclosure About Segments Of An Enterprise And Related Information

Statement of Financial Accounting Standard No. 131, "Disclosure About Segments Of An Enterprise And Related Information," (SFAS No. 131) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company adopted SFAS 131 as of January 1, 1998 and it had no effect on its financial position or results of operations.

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

Convertible Debenture

The fair value of the Company's convertible debentures is estimated based upon current market borrowing rates for loans with similar terms and maturities






























                              -9-
PAGE

                       UStel, Inc. and Subsidiaries
                      Summary of Accounting Policies

Related Party Receivables and Notes Payable To Related Parties

The fair value of related party receivables and notes payable to related parties cannot be determined due to their related party nature.

Reclassification

Certain financial statement items have been reclassified to conform to the current year's presentation.

































































                              -10-
PAGE

                       UStel, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 1 - Going Concern

The Company has suffered recurring losses from operations and had a net loss of $4,869,814 and $804,902 for the year ended December 31, 1997 and the three months ended March 31, 1998, respectively. Also, as of December 31,
1997 and March 31, 1998, the Company had a working capital deficit of $569,822. and $1,860,469, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 - Interim Financial Statements

The interim condensed consolidated financial statements for the three-month periods ended March 31, 1997 and March 31, 1998 are unaudited. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the three-month periods ended March 31, 1998 are not necessarily indicative of the results for the entire year.

Note 3 - Deferred Charges

Deferred charges consist of the following:
                                          December 31,     March 31,
                                              1997            1998

 Development costs                        $  111,437      $  111,437
 Acquisition costs - Arcada                  365,966         372,609
 Offering costs                               34,361         150,272
 Loan fees                                   274,478         774,478
 Calling card program                        138,108         138,108
 Deposits and other                          321,128         347,879
                                          ----------      ----------
                                           1,245,478       1,894,783
 Accumulated amortization                   (262,540)       (394,111)
                                          ----------      ----------
                                          $  982,938      $1,500,672
                                          ==========      ==========
Note 4 - Notes Payable to Bank

In December 1995, the Company obtained a Senior Credit Facility ("Credit Facility" and "Line") in the amount of up to $5 million with an asset-based lender. Amounts drawn under the Credit Facility accrue interest at a variable rate equal to the Bank of America Reference Rate plus 2% per annum. The Line is secured by accounts receivable and all of the Company's other assets.

Under the Credit Facility, the Company can borrow up to an amount which is the lesser of $5 million or up to 85% of the Company's eligible receivables. Subject to the $5 million maximum borrowing, in addition to amounts supported by receivables, the Company may borrow on a 36-month term loan basis up to the lesser of $1.5 million or a formula amount based on the fair value of new equipment and the liquidation value of existing equipment. Amounts

                              -11-
PAGE

                       UStel, Inc. and Subsidiaries
           Notes To Condensed Consolidated Financial Statements

Note 4 - Notes Payable To Bank (Continued)

outstanding under the Credit Facility at December 31, 1997 and March 31, 1998 were $3,338,592 and $4,576,780, respectively.

Note 5 - Related Party Transactions

(a) Related Party Receivables

At December 31, 1997 and March 31, 1998, the Company has amounts due from various related parties relating to loans as follows:

                                              December 31,  March 31,
                                                   1997        1998
    Loans:
     Related entities..........................$ 337,329    $ 343,986
     Officers..................................  102,904      101,857
     Employees.................................    8,075        8,834
                                               ---------    ---------
                                                 448,308      454,677
     Less allowance for bad debt                (100,000)    (100,000)
                                               ---------    ---------
                                               $ 348,308    $ 354,677
                                               =========    =========
(b) Related Party Payable

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

(c)  Financial Consultant

Effective as of September 1995, the Company engaged the Diener Financial Group, a company wholly-owned by Robert L.B. Diener, who is currently the Chief Executive Officer of the Company and the son of Royce Diener, a director of the Company.

For assisting the Company in connection with a private placement (Note 12), the Company paid Robert L. B. Diener the sum of $25,000. In November, 1995, the Company granted Mr. Diener 100,000 warrants exercisable at $5.00 per share, expiring November, 2000.

Note 6 - Acquisitions

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

                              -12-
PAGE

                       UStel, Inc. and Subsidiaries
           Notes To Condensed Consolidated Financial Statements

Note 6 - Acquisitions (Continued)

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

Note 7 - Pending Acquisition

In June 1997 the Company signed a letter of intent to acquire Arcada Communications, Inc., a privately held switch-based interexchange carrier based in Seattle, WA. The transaction is subject to the execution of a definitive agreement, due diligence and approval by the stockholders of both companies.
A definitive agreement was signed in September 1997. The definitive agreement was approved by the shareholders of both companies in December 1997. The Company expects to close the transaction concurrent with the "Sutro Private Placement" (Management's Discussion and Analysis).

Note 8 - Notes Payable To Others

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

As of September 9, 1996, the Company was indebted for transmission service to WilTel, its primary long distance carrier, in the amount of $5,595,963 (before application of certain volume discounts available under the transmission service contract)(the "1996 Promissory Note"). Payment of this amount was settled by payment of $1,000,000 on September 9, 1996, the Company's agreement to pay an additional $735,688 by September 27, 1996, and the Company's agreement to execute a promissory note in the amount of $3,860,275. In connection with this agreement, the Company further agreed to pay future WilTel invoices within 30 days of presentation. The initial due date of the 1996 Promissory Note was November 14, 1996, and it was later extended to December 31, 1996 and February 28, 1997. The 1996 Promissory note bore interest at the rate of 15% per annum through November 14, 1996 and 18% thereafter and was secured by a second lien on all the Company's assets. The 1996 Promissory Note was also guaranteed by Consortium 2000 and secured by certain assets of Consortium 2000. On February 28, 1997, the principal balance and accrued interest under the promissory note was paid in full from proceeds of a public offering. The amount outstanding on the 1996 Promissory Note, $3,707,239, was paid off in February 1997.


                              -13-
PAGE

                       UStel, Inc. and Subsidiaries
           Notes To Condensed Consolidated Financial Statements

Note 8 - Notes Payable To Others (Continued)

On October 15, 1997 the Company executed a second Promissory Note payable to Worldcom (formerly WilTel, Inc.) in the principal amount of $1,561,532 in payment for telecommunications services provided to the Company. This note bears interest at the annual rate of 16%. This note was initially due on December 31, 1997. However, under the terms of the note, the Company elected to extend the due date until January 31, 1998, with the annual interest rate increasing to 20% for the period of January 1, 1998 to January 31, 1998. Further, if the note was not paid in full by January
31, 1998, the annual interest rate for the period of execution of the note until it is paid in full becomes 18%. As of December 31, 1997 and March 31, 1998, the unpaid principal on this note was $1,561,532. The note was later extended to April 30, 1998.

Note 9 - Commitments And Contingencies

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

Note 10 - Convertible Subordinated Debentures

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

Note 11 - Preferred Stock

During September 1994, the Company issued 550,000 shares of $.01 par value Series A Convertible Preferred Stock ("Preferred"). Each share of Preferred entitles its holder to receive dividends at the same rate paid to common stockholders. Unless the Company pays or declares dividends with respect to common shares, the Company has no obligation to declare or pay dividends with respect to the Preferred. Each share of Preferred is convertible into one share of common stock, as adjusted, for such things as stock splits, stock dividends and other similar dilutive occurrences. At any time subsequent to October 16, 1995, each holder of record of Preferred may, at his or her

                              -14-
<PAGE
                       Ustel ,Inc. and Subsidiaries
           Notes To Condensed Consolidated Financial Statements

Note 11 - Preferred Stock (Continued)

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

Note 12 - Common Stock

During June 1994 the Company completed an initial public offering ("IPO") of 650,000 shares of its common stock. In connection with the IPO, the Company granted to the underwriter, warrants to acquire 65,000 shares of the Company's common stock. The warrants are exercisable for a period of four years commencing one year after the date of the prospectus (June 22, 1994) at an exercise price of $6.25 (125% of the public offering price). This warrant remains outstanding as of March 31, 1998.

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

In February 1997, the Company completed the sale of 1,452,500 units, each unit consisting of two shares of common stock and one redeemable common stock purchase warrant. The net proceeds to the Company were $6,349,313.

In 1997 the Company issued 85,000 of its common shares to a consultant in exchange for the services of that individual over a two-year period commencing October 1, 1997. The shares were valued at the fair value at the date of issuance. The services to be provided by the consultant are in the areas of international negotiations, both with customers and telecommunications service providers.

Note 13 - Income Taxes

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


















                              -15-
PAGE

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto filed on Form 10-KSB for the year ended December 31, 1997. This quarterly report, as well as the Annual Report on Form 10-KSB, contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements.

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

In 1997 UStel completed the acquisition of Consortium 2000, Inc. and its marketing organization, the acquisition of the Pacific Cellular wireless services assets, and the acquisition of the Will Call assets. These acquisitions, when combined with the pending acquisition of Arcada are consistent with UStel's strategy to evolve from its historic emphasis on long distance service into a full-service telecommunications company.

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

Comparison of Results of Operations--Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997:

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Revenues for the three months ended March 31, 1998 were $7,051,642 as compared to $5,887,745 for the three months ended March 31, 1997. The increase in revenues in 1998 was the result of expansion from a customer base of 18,000 at January 1, 1997 to a customer base in excess of 30,000 at March 31, 1998, offset in part by increasing competition in the long distance telecommunications marketplace in the past fifteen months and the Company's need to shift to products with less gross margin to enable it to compete.
The growth in the Company's customer base accounted for approximately $0.1 million in incremental revenues. This growth in revenues was offset by approximately $0.3 million due to a reduction in revenues per minute charged. Revenues were also affected by the acquisitions of Consortium 2000 and Pacific Cellular during the second half of 1997, with combined revenues of $1,371,204 in the first quarter of 1998. It is expected that future revenues will continue to be affected by these acquisitions.

Cost of services sold for the three months ended March 31, 1998 was $5,428,988 as compared to $4,359,838 for three months ended March 31, 1997. The increase in cost of services sold, similar to the increase between periods in revenue, was the result of the expansion in the Company's customer base and recent acquisitions. Cost of services sold for the three months ended March 31, 1998 was 77.0% of the revenues produced in the three months ended March 31, 1998. Cost of services sold for the three months ended March 31, 1997 was 74.0% of the revenues produced in that period of 1997. This increase in the cost of services sold, as a percentage of revenues, reflects the increasing competition in the long distance telecommunications marketplace in the past eighteen months and the Company's need to shift to products with less gross margin to enable it to compete. It is also expected that future costs of services will be affected by the recent acquisitions.

General and administrative expenses for the three months ended March 31, 1998 were $1,587,869 as compared to $815,106 for the three months ended
March 31, 1997. The increase in general and administrative expenses reflects the addition of Consortium 2000 and Pacific Cellular, which were acquired in July 1997.

Selling expenses for the three months ended March 31, 1998 were $299,654 as compared to $611,219 for the three months ended March 31, 1997. The decrease is attributable to the elimination of certain selling expenses in 1998 as a result of the consolidation of Consortium 2000 with the Company.

Depreciation and amortization for the three months ended March 31, 1998 was $218,277 as compared to $85,875 for the three months ended March 31, 1997. Depreciation for the three months ended March 31, 1998 was $111,679 as compared to $80,958 for the three months ended March 31, 1997. The increase in depreciation was the result of the Company's increasing investments in telephone switching equipment and facilities to handle increased telephone traffic and increased investment in the computer hardware and software that supports the operations of the telephone equipment and related billing activities. The Company's investment in these fixed assets increased from approximately $2,717,000 at January 1, 1997 to approximately $3,390,000 at March 31, 1998.

During the three months ended March 31, 1998, the Company reported a loss from operations of $483,146 versus income from operations of $15,707 for the three months ended March 31, 1997.

Interest expense for the three months ended March 31, 1998, was $328,413 as compared to $185,741 for the three months ended March 31, 1997. In December, 1995, the Company obtained a senior credit facility (the "Credit Facility") from a finance company in the amount of up to $5,000,000. This Credit Facility bears interest at the Bank of America Reference Rate plus 2% per annum, with a minimum of $15,000 interest expense per month. Interest expense charged on the Credit Facility for the three months ended March 31, 1998 was $235,336 including amortization of related loan fees over thirty-six months, the period of the credit facility.

Interest income for the three months ended March 31, 1998 was $6,657 principally from the Company's accrual of interest on related party loans, as compared to $11,892 for the three months ended March 31, 1997, when interest income also included earnings from certain certificates of deposit.

During the three months ended March 31, 1998, the Company reported a net loss of $804,902 versus a net loss of $158,142 for the three months ended March 31, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Liquidity and Capital Resources

UStel's negative working capital at March 31, 1998 was $1,860,469. During the year ended December 31, 1997, UStel utilized net cash of $519,590 for operating activities.

At March 31, 1998, UStel's accounts receivable, net of allowance for doubtful accounts, was $8,154,528.

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

Under the Credit Facility, UStel can borrow up to an amount which is the lesser of $5,000,000 or up to 85% of the Company's eligible receivables and unbilled calling records. Subject to the $5,000,000 maximum borrowing, in addition to amounts supported by receivables, the Company may borrow on a 36-month term loan basis up to the lesser of $1,500,000 or a formula amount based on the fair value of new equipment and the liquidation value of existing equipment. In addition, the Company may borrow up to 95% of the wholesale value of unbilled call records. The amount outstanding under the Credit Facility at March 31, 1998 was $4,576,780.

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

In February 1997, UStel successfully completed a public offering of 1,452,500 Units (with each Unit consisting of two shares of the Company's Common Stock plus one redeemable Common Stock Purchase Warrant) for $6.00 per Unit less underwriter's discount, commissions and offering costs. The net proceeds to UStel were approximately $6,349,000. With the net proceeds of this offering UStel was able to pay off all of its outstanding notes payable, with the exception of its Credit Facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

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

Going Concern

The Company has suffered recurring losses from operations and had a net loss of $4,869,814 and $804,902 for the year ended December 31, 1997 and the three months ended March 31, 1998, respectively. Also, as of December 31, 1997 and March 31, 1998, the Company had a working capital deficits of $569,822 and $1,860,469, respectively.

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

However, no assurance can be given that the Company will be successful in raising additional capital. Further, should the Company be successful in raising additional capital, there is no assurance that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing, management may be required to curtail the operations of the Company, or sell all or part of the Company's assets. The Company's independent public accountants have included an explanatory paragraph in their report on the financial statements included in Form 10-KSB for December 31, 1997 filed March 31, 1998 indicating there is substantial doubt with respect to the Company's ability to continue as a going concern.

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

EXHIBITS

Exhibit
Number      Exhibit

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



                              -20-
PAGE

Exhibit
Number       Exhibit

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




                              -21-
PAGE

Exhibit
Number       Exhibit

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



                              -22-
PAGE

Exhibit
Number       Exhibit

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

















































                              -23
PAGE

                                     SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          UStel, INC.

Date  May 13, 1998                      By:_/s/_Robert L. B. Diener______

                                                Robert L. B. Diener
                                                Chief Executive Officer

Date  May 13, 1998                      By:_/s/_Edmund C. King, Jr,______

                                                Edmund C. King, Jr.
                                                Chief Financial Officer

Date  May 13, 1998                      By:_/s/_Richard C. Ward

                                                Richard C. Ward
                                                Controller




















































                              -24

/TEXT