Form 10QSB
period 1998-06-30
USTEL INC
filed 1998-08-14
CIK 919274

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB
Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended June 30, 1998

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

         Class             Outstanding as of August 12, 1998

Common Stock,  $0.01 par value per share       11,503,252 shares

Transitional Small Business Disclosure Format (check one)
Yes______; No___X__

PAGE

                                     USTEL, INC.

                            Quarterly Report on Form 10-QSB
                          For the Quarter Ended June 30, 1998

            PART I - FINANCIAL INFORMATION

ITEM  1.    Financial Statements

            Condensed Consolidated Balance Sheets -
            December 31, 1997 and June 30, 1998................... 2

            Condensed Consolidated Statements of Operations -
            Three Months and Six Months Ended June 30, 1997 and
            Three Months and Six Months Ended June 30, 1998........4

            Condensed Consolidated Statement of Changes In
            Stockholders' Equity For The Period
            January 1, 1998 to June 30, 1998.......................5

            Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1997 and
            June 30, 1998..........................................6

            Summary of Accounting Policies.........................7

            Notes To Condensed Consolidated Financial Statements..11

ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS..................18


            PART II - OTHER INFORMATION

            Items 1 through 5 are not applicable for the quarter ended June 30, 1998.

            Item 6

            Form 8-K Dated June 25, 1998:
                 Item 5 - Other Events.

            Form 8-K-A Dated June 25, 1998:
                 Item 5 - Other Events. This report incorporated certain financial statements previously filed on Form S-4, filed on October 27, 1997 as Commission File No. 33-38831.








ITEM 1:
                          UStel, Inc. and Subsidiaries
                       Condensed Consolidated Balance Sheets
                                            December 31,    June 30,
                                               1997          1998
Assets (Notes 6 and 8)                       (Audited)    (Unaudited)

Current
 Cash                                    $   135,689      $ 3,724,358

 Accounts receivable, less allowance for
  doubtful accounts of $1,696,000 and
  $2,526,000, respectively                 6,937,179        9,815,815
 Prepaid expenses and other current assets   606,067          762,615
                                          ----------       ----------
     Total current assets                  7,678,935       14,302,788
                                          ----------       ----------
Property and equipment
 Office furniture and equipment            3,073,452        5,232,668
 Leasehold improvement                       197,616          245,806
                                          ----------       ----------
                                           3,271,068        5,478,474

 Less accumulated depreciation              (873,198)      (1,081,215)
                                          ----------       ----------
     Net property and equipment            2,397,870        4,397,259
                                          ----------       ----------
Original issue discount on Goldman Sachs
 Note Payable (Note 6)                          -0-         2,800,000

Goodwill, net of accumulated amortization
 of $102,454 and $213,267, respectively
 (Notes 5 and 6)                           4,333,049       17,427,913

Related party receivables (Note 4)           348,308          426,226
Other receivables, less allowance for
 doubtful accounts of $559,000 and
 $559,000, respectively                      149,170          142,971
Start-up costs less accumulated amortization
 of $162,538 and $166,103, respectively       78,429             -0-
Deferred charges (Note 3)                    982,938        2,414,320
                                         -----------      -----------
      Total Assets                       $15,968,699      $41,911,477
                                         ===========      ===========

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.





                              -2-
PAGE

                           UStel, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                           December 31,     June 30,
                                               1997          1998
Liabilities and stockholders' equity        (Audited)     (Unaudited)

Current
 Notes payable to bank (Note 7)          $ 3,338,592     $   250,000
 Notes payable to others                   1,561,532         939,102
 Accounts payable and accrued expenses     3,066,322      11,529,027
 Accrued revenue taxes                       282,311         463,704
                                          ----------     -----------
     Total current liabilities             8,248,757      13,181,833

Notes payable to Goldman Sachs CP(Note 6)       -0-       15,907,820
Other long-term debt                            -0-          393,567
Convertible subordinated debentures
 (Note 9 )                                   500,000       1,250,000
                                          ----------     -----------
     Total liabilities                     8,748,757      30,733,220
                                          ----------     -----------
Commitments and contingencies (Note 10)

Stockholders' equity
 Series A Convertible Preferred Stock,
   $.01 par value, 5,000,000 shares
   authorized and 275,000 and 275,000
   shares outstanding (Liquidation
   Preference $1,500,000) (Note 11)            2,750           2,750
 Series B Convertible Preferred Stock,
   $.01 par value, 750,000 shares
   authorized and -0- and 750,000
   shares outstanding (Liquidation
   Preference $750,000) (Note 11)               -0-            7,500
 Common stock, $.01 par value, 40,000,000
   shares authorized; 6,911,515 and
   11,492,281 shares issued and
   outstanding (Note 12)                      69,115         114,923
 Additional paid-in capital               18,238,940      25,490,977
 Accumulated deficit                     (11,090,863)    (13,279,893)
                                         -----------     -----------
     Sub-total                             7,219,942      12,336,257

 Less Treasury Stock                            -0-       (1,158,000)
                                         -----------     -----------
     Total Stockholders' Equity            7,219,942      11,178,257
                                         -----------     -----------
     Total Liabilities and Stockholders'
       Equity                            $15,968,699     $41,911,477
                                         ===========     ===========
<F/N>
See accompanying summary of accounting policies and notes to condensed consolidated financial statements.
                              -3-

                           UStel, Inc.
              Condensed Consolidated Statements of Operations
                           (Unaudited)
                                         Three Months Ended June 30,   Six Months Ended June 30,
                                        ---------------------------------------------------------
                                             1997         1998           1997            1998
                                         -----------   -----------   ------------    -----------
Revenues                                 $ 5,680,702   $ 7,295,668   $ 11,568,447   $ 14,347,309
                                         -----------    -----------  ------------   ------------
Operating expenses
 Cost of services sold                     4,484,269     5,481,406      8,844,107     10,910,394
 Selling                                     622,535       347,607      1,233,754        647,261
 General and administrative                1,015,773     2,244,905      1,830,875      3,877,709
 Depreciation and amortization                97,449       169,264        183,324        342,606
                                          ----------    -----------  ------------   ------------
    Total operating expenses               6,220,026     8,243,182     12,092,060     15,777,970
                                          ----------    -----------  ------------   ------------
Loss from operations                        (539,324)     (947,514)      (523,613)    (1,430,661)

Interest income                                6,657         8,123         18,548         14,793

Interest expense                            (113,172)     (444,736)      (298,913)      (773,162)
                                         -----------   ------------  ------------   ------------
     Net loss                            $  (645,839)  $(1,384,127)  $   (803,978)  $ (2,189,030)
                                         ===========   ============  ============   ============
Net loss per common
 shareholder                                $ (0.124)      $ (0.197)     $ (0.183)      $ (0.300)
                                            ========       ========      ========       ========
Weighted average number of common
 shares outstanding                        5,188,097      7,042,281     4,383,724      7,034,952
                                           =========      =========     =========      =========

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.


















                              -4-

PAGE

                           UStel, Inc.
   Condensed Consolidated Statements of Changes in Stockholders' Equity
                  Six Months Ended June 30, 1998
                           (Unaudited)
                                                                     Additional
                            Preferred Stock        Common Stock        Paid-In    Accumulated         Treasury
                          Shares      Amount     Shares     Amount     Capital      Deficit             Stock        Total

Balance, January 1, 1998    275,000  $ 2,750    6,911,515   $ 69,115 $18,238,940  $(11,090,863)   $       -0-     $ 7,219,942

Issuance of Common Stock
 for Investor relations
 contract (Note 12)                               100,000      1,000      76,000          -0-             -0-          77,000
Issuance of Common Stock
 for acquisition of
 sub-agent contracts
 (Note 12)                                         30,766        308      30,337          -0-             -0-          30,645
Issuance of Common Stock
 for acquisition of
 Arcada Communications,
 Inc. (Notes 6 and 12)                          4,200,000     42,000   3,678,864          -0-             -0-       3,720,864
Issuance of Preferred Stock
 Series B for acquisition of
 Arcada Communications,
 Inc. (Notes 6 and 11)      750,000    7,500                             447,857          -0-             -0-         455,357
Issuance of Common Stock
 to Sutro & Co. in
 connection with Arcada
 Communications, Inc.
 (Notes 6 and 12)                                 150,000      1,500     131,388          -0-             -0-         132,888
Issuance of Common Stock
 to Catalyst Financial in
 connection with Arcada
 Communications, Inc.
 (Notes 6 and 12)                                 100,000      1,000      87,592          -0-             -0-          88,592
Value of Original Issue
 Discount (Note 6)            -0-       -0-          -0-        -0-    2,800,000          -0-             -0-       2,800,000
Acquisition of Treasury Stock                                                                       (1,158,000)    (1,158,000)
Net loss for period           -0-       -0-          -0-        -0-         -0-     (2,189,030)           -0-      (2,189,030)
                         ----------  -------   ----------   -------- -----------  ------------     -----------    -----------
Balance, June 30, 1998    1,025,000  $10,250   11,492,281   $114,923 $25,490,977  $(13,268,057)    $(1,158,000)   $11,178,257
                         ==========  =======   ==========   ======== ===========  ============     ===========   ===========

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

                              -5-
PAGE

                            UStel, Inc.
             Condensed Consolidated Statements of Cash Flows
                   Increase (Decrease) in Cash
                           (Unaudited)
                                                 Six Months Ended June 30,
                                                    1997            1998
Cash flows from operating activities:
 Net loss                                      $   (803,978)   $ (2,189,030)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                    183,324         342,607
   Provisions for losses on accounts receivable     286,508         386,473
   Increase (decrease) from change in:
    Accounts receivable                            (345,847)     (1,435,474)
    Prepaid expenses and other                       92,643         (53,252)
    Accounts payable and accrued expenses          (351,358)      3,450,656
    Other items                                        (303)        (96,312)
                                               ------------    ------------
 Net cash source (uses) in operating activities    (939,011)        405,666
                                               ------------    ------------
Cash flows from investing activities:
 Purchase of equipment                             (355,196)       (293,166)
 Acquisition of Arcada Communications, Inc.
  net of cash acquired                                 -0-       (6,409,716)
 Costs of offering and acquisition program             -0-          328,466
 Cost of treasury stock - cash portion                 -0-         (758,000)
                                               ------------    ------------
Net cash used in investing activities              (355,196)     (7,132,416)
                                               ------------    ------------
Cash flows from financing activities:
 Proceeds from notes payable - banks             12,077,253       7,991,067
 Proceeds from notes payable-Goldman Sachs CP          -0-       15,907,820
 Proceeds from related party debt                    24,500            -0-
 Proceeds from sale of common stock               7,147,749            -0-
 Payments on related parties debt                  (482,007)        (68,722)
 Payments on other debt                         (17,143,516)    (12,641,191)
 Costs of borrowing                                    -0-         (873,555)
                                               ------------    ------------
Net cash provided by financing activities         1,623,979      10,315,419
                                               ------------    ------------
Net increase in cash                                329,772       3,588,669
Cash, beginning of period                           225,926         135,689
                                               ------------    ------------
Cash, end of period                            $    555,698    $  3,724,358
                                               ============    ============
Supplemental Data:

Interest Paid                                  $    430,037    $    572,872
Income Taxes Paid                                     2,878           4,040
<F/N>
See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

                                 -6-
PAGE

                  UStel, Inc. and Subsidiaries
                 Summary of Accounting Policies

The Company

UStel, Inc. (the "Company") was formed on March 11, 1992 as a long-distance telephone service provider. The Company offers competitive discounted calling plans which are available to customers in the United States, Puerto Rico, and t he Virgin Islands. On January 12, 1994, the Company effected a recapital-ization of its capital stock in connection with its re-incorporation in Minnesota. In connection with the recapitalization, the Company exchanged all its outstanding Common Stock (1,000 shares) for 950,000 shares of the reincorporated company's Common Stock. Accordingly, the financial statements were retroactively restated.

Financial Statements

This quarterly statement on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto filed on Form 10-KSB for the year ended December 31, 1997.

Principles of Consolidation

The balance sheets reflects the accounts of UStel, Inc., and its wholly-owned subsidiaries Consortium 2000, Inc. (Consortium), Pacific Cellular (Pacific), Will Call Communications (Will Call) and Arcada Communications, Inc. (Arcada) (acquired June 25, 1998 - see Note 6). The condensed consolidated statements of operations for the periods ended June 30, 1997 do not include the results of operations of the above subsidiaries of UStel, Inc., because their acquisition dates were in the third quarter of 1997 or later. The condensed consolidated statements of operations for the periods ended June 30, 1998 do not include the results of operations for Arcada because it was effectively acquired at the end of the second quarter of 1998. All significant intercompany transactions and balances have been eliminated in consolidation.

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

                  UStel, Inc. and Subsidiaries
                 Summary of Accounting Policies (Continued)

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

For the purpose of calculating loss per share for the six months ended June 30, 1997, net loss was increased by $722,000 for deemed dividend to the preferred shareholder as a result of the January 24, 1997 change in the conversion features of the Series A Convertible Preferred Stock (see Note 11).

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

Significant Risks and Uncertainties



                         -8-
<PAGE)


                  UStel, Inc. and Subsidiaries
                 Summary of Accounting Policies (Continued)

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

Concentrations of Credit Risk

The Company maintains cash balances at several financial institutions. Deposits not to exceed $100,000 are insured by the Federal Deposit Insurance Corporation. At June 30, 1998, the Company had uninsured cash of $2,985,933.

Stock-based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) establishes a fair value method of account-ing for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996.

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

New Accounting Pronouncements

Disclosure of Information About Capital Structure

Statement of Financial Accounting Standard No. 129, "Disclosure of Information About Capital Structure," (SFAS No. 129) issued by the FASB is effective for financial statements with fiscal years ending after December 15, 1997. The new standard reinstated various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company adopted SFAS No. 129 as of January 1, 1997 and it had no effect on its financial position or results of operations.

Reporting Comprehensive Income

                  UStel, Inc. and Subsidiaries
                 Summary of Accounting Policies (Continued)

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

Reporting On The Costs of Start-Up Activities

Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," (SOP 98-5) issued by the Accounting Standards Executive Committee is effective for financial statements beginning after December 15, 1998. SOP 98-5 requires that the costs of start-up activities should be expenses as incurred. At the time of adopting this SOP, the initial application should be reported as the cumulative effect of a change in accounting principles. At June 30, 1998 the Company had net unamortized start-up costs of $74,864 and has chosen to write off this asset in the accompanying financial statements.

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

Convertible Debenture

                  UStel, Inc. and Subsidiaries
                 Summary of Accounting Policies (Continued)

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

                       UStel, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 1 - Management's Plan

The Company has suffered recurring losses from operations and had a net loss of $4,869,814 and $2,177,194 for the year ended December 31, 1997 and the six months ended June 30, 1998, respectively. Also, as of December 31, 1997 the Company had a working capital deficit of $569,822 but positive working capital of $1,332,926 at June 30, 1998. The Company's financial condition raised substantial doubt about the Company's ability at December 31, 1997 to continue as a going concern. The audited financial statements at December 31, 1997 led the Company's independent auditors, BDO Seidman LLP, to include in their opinion a "Going Concern" paragraph. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently, management has made changes in the Company's cost structure that they believe bring the Company close to or exceeding breakeven operating cash flows on a monthly basis. These changes include a reduction in underlying long distance carrier rates and a reduction in workforce primarily through attrition.

Management believes that the merger between the Company and Arcada Communications, Inc. (see Note 6), along with proceeds from the "Sutro Private Placement" will result in substantial and immediate benefits to the Company. The "Sutro Private Placement" has been used to finance the Arcada acquisition and to restructure existing debt obligations and will provide working capital for future growth and network infrastructure. As a result of the "Sutro Private Placement," the Company's working capital position has gone from a deficit at December 31, 1997 of $569,822 to a positive $1,120,953 at June 30, 1998.

Note 2 - Interim Financial Statements

The interim condensed consolidated financial statements for the three-month periods and the six-month periods ended June 30, 1997 and June 30, 1998 are unaudited. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the three-month period and six-month period ended June 30, 1998 are not necessarily indicative of the results for the entire year.

Note 3 - Deferred Charges

Deferred charges consist of the following:

                       UStel, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 3 - Deferred Charges (Continued)
                                          December 31,      June 30
                                              1997            1998

 Development costs                        $  111,437      $  111,437
 Acquisition costs - Arcada                  365,966            -0-
 Offering costs                               34,361         250,271
 Loan fees                                   274,478       1,245,553
 Calling card program                        138,108         138,108
 Deposits and other                          321,128       1,244,921
                                          ----------      ----------
                                           1,245,478       2,990,290
 Accumulated amortization                   (262,540)       (575,970)
                                          ----------      ----------
                                          $  982,938      $2,414,320
                                          ==========      ==========

Note 4 - Related Party Receivables

At December 31, 1997 and June 30, 1998, the Company has amounts due from various related parties relating to loans as follows:

                                              December 31,   June 30,
                                                   1997        1998
    Loans:
     Related entities..........................$ 337,329    $ 350,643
     Officers..................................  102,904      101,857
     Employees.................................    8,075       73,726
                                               ---------    ---------
                                                 448,308      526,226
     Less allowance for bad debt                (100,000)    (100,000)
                                               ---------    ---------
                                               $ 348,308    $ 426,226
                                               =========    =========
Note 5 - 1997 Acquisitions

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

                       UStel, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 5 - 1997 Acquisitions (Continued)

Because the Company's Common Stock received by the shareholders in the transaction had not been registered by the Company with the Securities and Exchange Commission by April 23, 1998, the shareholders of Pacific Communications, Inc. have the right to put, i.e., to sell back to the Company 100% of the shares of the Company Common Stock received from the Company in the transaction. The price at which the shares must be purchased by the Company upon exercise of the put option is $3.81 per share. As a result of the acquisition, Pacific Cellular is now a wholly-owned subsidiary of the Company. The transaction was accounted for as a purchase as the assets and liabilities were recorded at their fair values and the operations were included as of the date of the acquisition. Goodwill created in the acquisition is being amortized over twenty years.

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

Note 6 - Acquisition of Arcada Communications, Inc. and Goldman Sachs Credit Partners LP Financing

On June 25, 1998 the Company completed the acquisition of Arcada Communications, Inc. (Arcada), a privately held switch-based interexchange carrier based in Seattle, WA. As consideration for this acquisition, the Company issued to the Arcada shareholders 4,200,000 shares of UStel, Inc., Common Stock (valued at $3,720,864), $750,000 in 14.75% Convertible Subordinated Debentures (see Note 9), $750,000 in Series B Convertible Preferred Stock (valued at $455,357 - see Note 11), paid $5,000,000 in cash and issued a note for $520,388. The Company also granted an aggregate of 585,000 stock options to certain Arcada employees. The transaction was accounted for as a purchase as the assets and liabilities were recorded at their fair values and the operations were included as of the date of the acquisition. Goodwill created in the acquisition is being amortized over twenty years.

Concurrently with the Closing of the acquisition of Arcada, the Company entered into a Loan and Security Agreement (the Loan Agreement) dated as of June 25, 1998 between Coast Business Credit and Goldman Sachs Credit Partners LP on the one hand (the Lenders) and the Company and Arcada on the other hand (the Borrowers) whereby the Lenders agreed to lend the Company up to a maximum of $35,000,000, secured by all the assets of the Company. The Loan Agreement provides that the $35,000,000 in financing is to be divided among a $12,500,000 revolving accounts receivable line of credit, a $15,000,000 term loan and a $7,500,000 equipment purchase facility. The Loan Agreement also provides for additional advances from time to time for acquisitions acceptable to the Lenders in their sole and absolute discretion. As part of the transaction, the Lenders received five year warrants to acquire shares of Common Stock of the Company. The warrants contain registration rights. The following table sets forth the number of shares subject to the warrants issued to the Lenders and the exercise price per share:

                       UStel, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 6 - Acquisition of Arcada Communications, Inc. and Goldman Sachs Credit Partners LP Financing (Continued)

     NUMBER OF SHARES             EXERCISE PRICE
     SUBJECT TO WARRANTS            PER SHARE

         7,500,000                    $1.00
         1,000,000                     1.50
         2,000,000                     3.00
         2,000,000                     5.00
        ----------
        12,500,000
        ==========

Sutro & Co. (Sutro) and Catalyst Financial Corp. (Catalyst), who assisted the Company in the acquisition of Arcada and the placement of the financing with the Lenders, each received compensation for their role in these transactions. Sutro, for its role, received a cash payment of $768,000, 150,000 shares of the Company's Common Stock subject to registration rights and five year warrants, subject to registration rights, to purchase 619,228 shares of the Company's Common Stock at an exercise price of $1.23 per share. Catalyst, for its role, received a cash payment of $200,000 and 100,000 shares of the Company's Common Stock subject to registration rights.

The warrants issued in connection with the Arcada acquisition were valued at $2,800,000 using the Black-Sholes valuation method and are recorded as an original issue discount to be amortized over the term of the Loan Agreement.

Note 7 - Notes Payable to Bank

In December 1995, the Company obtained a Senior Credit Facility ("Credit Facility" and "Line") in the amount of up to $5 million with an asset-based lender. Amounts drawn under the Credit Facility accrue interest at a variable rate equal to the Bank of America Reference Rate plus 2% per annum. The Line is secured by accounts receivable and all of the Company's other assets.

Under the Credit Facility, the Company could borrow up to an amount which is the lesser of $5 million or up to 85% of the Company's eligible receivables. Subject to the $5 million maximum borrowing, in addition to amounts supported by receivables, the Company could borrow on a 36-month term loan basis up to the lesser of $1.5 million or a formula amount based on the fair value of new equipment and the liquidation value of existing equipment. Amounts outstanding under the Credit Facility at December 31, 1997 was $3,338,592. This Credit Facility was paid off at June 30, 1998, when it had a balance of $4,561,551, by use of a portion of the proceeds in the Loan Agreement ($4,311,551) discussed in Note 6 and the issuance of a 12-month note in the amount of $250,000.

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

of ninety days after funding of the loan so long as the loan remains unpaid. This loan was paid off in full in February 1997. Total warrants of 240,000 granted and remaining outstanding as of December 31, 1997 were for 240,000 shares of Common Stock.

As of September 9, 1996, the Company was indebted for transmission service to WilTel, its primary long distance carrier, in the amount of $5,595,963 (before application of certain volume discounts available under the transmission service contract)(the "1996 Promissory Note"). Payment of this amount was settled by payment required amounts over the second half of 1996 and the Company's agreement to execute a promissory note in the amount of $3,860,275. The 1996 Promissory note bore interest at the rate of 15% per annum through November 14, 1996 and 18% thereafter and was secured by a second lien on all the Company's assets. The 1996 Promissory Note was also guaranteed by Consortium 2000 and secured by certain assets of Consortium 2000. On February 28, 1997, the principal balance and accrued interest under the promissory note was paid in full from proceeds of a public offering. The amount outstanding on the 1996 Promissory Note, $3,707,239, was paid off in February 1997.

On October 15, 1997 the Company executed a second Promissory Note (the "1997 Promissory Note") payable to Worldcom (formerly WilTel, Inc.) in the principal amount of $1,561,532 in payment for telecommunications services provided to the Company. This note bore interest at the annual rate of 16%. This note was initially due on December 31, 1997. However, under the terms of the note, the Company elected to extend the due date until January 31, 1998, with the annual interest rate increasing to 20% for the period of January 1, 1998 to January 31, 1998. Further, if the note was not paid in full by January 31, 1998, the annual interest rate for the period of execution of the note until it is paid in full becomes 18%. As of December 31, 1997 the unpaid principal on this note was $1,561,532. This note was paid in full on June 30, 1998.

Note 9 - Convertible Subordinated Debentures

In January 1994, the Company issued 12% Convertible Subordinated Debentures ("12.00% Debentures") in the aggregate amount of approximately $500,000. The 12.00% Debentures bear interest at the rate of 12% per annum, payable on the first day of each calendar quarter. Principal and accrued interest will be due and payable on or before December 30, 1998. At any time prior to the payment in full, the Debentures can be converted into shares of the Company's Common Stock at the rate of $7.00 per share, subject to adjustment (as defined).

On June 25, 1998 in conjunction with the acquisition of Arcada, the Company issued $750,000 of 14.75% Convertible Debentures (14.75% Debentures) to selling shareholders of Arcada. These 14.75% Debentures bear interest at the annual rate of 14.75% payable quarterly commencing September 25, 1998. The 14.75% Debentures are interest only until such time as the Loan Agreement (see Note
6) has been paid in full, at which time the 14.75% Debentures become payable in eight equal quarterly installments of principal plus accrued interest on the outstanding amount. The 14.75% Debentures are convertible into an aggregate of up to 382,653 shares of the Company's Common Stock, as adjusted, for such things as stock splits, stock dividends and other similar dilutive occurrences.

                       UStel, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 10 - Commitments And Contingencies

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

Note 11 - Preferred Stock

In September 1994, the Company issued 550,000 shares of $.01 par value Series A Convertible Preferred Stock ("Preferred A"). Each share of Preferred A entitles its holder to receive dividends at the same rate paid to Common stockholders. Unless the Company pays or declares dividends with respect to Common shares, the Company has no obligation to declare or pay dividends with respect to the Preferred A. Each share of Preferred A is convertible into one share of Common Stock, as adjusted, for such things as stock splits, stock dividends and other similar dilutive occurrences. At any time subsequent to October 16, 1995, each holder of record of Preferred A may, at his or her option, convert all or part of the Preferred A shares held into fully paid Common Stock.

On January 24, 1997, the Company agreed to amend the terms of the Preferred A to change the conversion ratio from 1:1 to 1.3636:1. As a result of this change, the 550,000 shares of Preferred A became convertible into 749,980 shares of the Company's Common Stock. This amendment in the terms of Preferred A resulted in a deemed dividend of $722,000 at that time. During May 1997 275,000 shares Preferred A were converted into 374,990 shares of Common Stock.

On June 25, 1998, the Company issued 750,000 shares of $0.01 par value Series B Convertible Preferred Stock (Preferred B) as part of the consideration for the acquisition of Arcada (See Note 6). Those shares have an aggregate liquidation preference value of $750,000. Each share of Preferred B entitles its holder to receive dividends at the rate of 14.75 cents per annum from the date issued until the date redeemed.

                       UStel, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 11 - Preferred Stock (Continued)

These shares of Preferred B are convertible into an aggregate of up to 382,653 shares of Common Stock, as adjusted, for such things as stock splits, stock dividends and other similar dilutive occurrences.

Note 12 - Common Stock

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

In 1998 the Company issued 100,000 of its Common shares to an independent consulting firm in exchange for the services of that consulting firm over a period commencing January 1, 1998 and ending one year after the date on which the Company completes a registration statement on Form S-3 that registers the shares granted under the agreement between the parties. In addition, the agreement calls for an investor relations program conducted by the consultants and payment of a minimum monthly retainer of $7,500.

In 1998 the Company entered into an agreement with one of the independent agents of its subsidiary, Consortium 2000, whereby that agent became an employee of that subsidiary. A portion of the compensation of the individual involved a series of quarterly payments, in the form of the Company's Common Stock in exchange for liquidation of commission obligations of the subsidiary to that individual and his former company. Through June 30, 1998 a total of 30,766 shares of Common Stock had been issued in exchange for liquidation of commissions owed to the agent.

Note 13 - Acquisition of Treasury Stock

In connection with the acquisition of Pacific Cellular in July 1997 (Note 5), the Company issued 304,014 of its previously unissued shares of Common Stock. Because the Company's Common Stock received by the shareholders in the transaction had not been registered by the Company with the Securities and Exchange Commission by April 23, 1998, the shareholders of Pacific Communications, Inc. have the right to put, i.e., to sell back to the Company 100% of the shares of the Company Common Stock received from the Company in the transaction. The price at which the shares must be purchased by the Company upon exercise of the put option is $3.81 per share. On June 25, 1998 the Company required those shares payment of $758,000 and issuance of its note payable in the amount of $400,000 to honor the "Put" of those shares.

Note 14 - Income Taxes

At December 31, 1997, the Company has available net operating loss carry-forwards of approximately $12,040,066 for income tax purposes, which expire in varying amounts through 2012. Federal tax rules impose limitations on the use of net operating losses following

                       UStel, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 14 - Income Taxes (Continued)

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

In 1997 UStel completed the acquisition of Consortium 2000, Inc. and its marketing organization, the acquisition of the Pacific Cellular wireless services assets, and the acquisition of the Will Call assets. These acquisitions, when combined with the acquisition on June 25, 1998 of Arcada are consistent with UStel's strategy to evolve from its historic emphasis on long distance service into a full-service telecommunications company.

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

Sutro Private Placement

In July 1997, UStel retained Sutro & Co., (the "Sutro Private Placement") to use its best efforts to effect a private placement of UStel securities. That effort resulted in the Loan Agreement with Goldman Sachs Credit Partners LP, as discussed in Note 6 of Notes to the Condensed Consolidated Financial Statements. When this Sutro Private Placement was completed, UStel was required to pay Sutro & Co. a cash placement fee of 6% of the aggregate dollar amount of securities placed plus a warrant to purchase 2% of the outstanding UStel Common Stock on a fully diluted basis. The warrant covers the right to purchase up to 619,228 shares of the Company's Common Stock and is exercisable over five years at an exercise price, subject to adjustment, of $1.23 per share. In addition, UStel is required to reimburse Sutro & Co., for its out-of-pocket expenses in acting as placement agent. The aggregate amount of the Private Placement was $35,000,000.

Management believes that the merger between the Company and Arcada along with proceeds from the "Sutro Private Placement" has resulted in substantial and immediate benefits to the Company.


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

Comparison of Results of Operations--Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997:

Revenues for the three months ended June 30, 1998 were $7,295,668 as compared to $5,680,702 for the three months ended June 30, 1997. The increase in revenues in 1998 was the result of expansion from a customer base of 18,000 at January 1, 1997 to a customer base in excess of 35,000 at June 30, 1998, offset in part by increasing competition in the long distance telecommunications marketplace in the past fifteen months and the Company's need to shift to products with less gross margin to enable it to compete. The growth in the Company's customer base and acquisitions have accounted for most of the growth in periodic revenues. Revenues were also affected by the acquisitions of Consortium 2000 and Pacific Cellular during the second half of 1997, with combined revenues of $1,797,155 in the second quarter of 1998. It is expected that future revenues will continue to be affected by these acquisitions.

Cost of services sold for the three months ended June 30, 1998 was $5,481,406 as compared to $4,484,269 for three months ended June 30, 1997. The increase in cost of services sold, similar to the increase between periods in revenue, was the result of the expansion in the Company's customer base and recent acquisitions. Cost of services sold for the three months ended June 30, 1998 was 75.1% of the revenues produced in the three months ended June 30, 1998. Cost of services sold for the three months ended June 30, 1997 was 78.9% of the revenues produced in that period of 1997. This decrease in the cost of services sold, as a percentage of revenues, reflects the increasing contribution of the business of Pacific Cellular, which has a higher gross margin than the Company, partially offset by competition in the long distance telecommunications marketplace in the past eighteen months and the Company's need to shift to products with less gross margin to enable it to compete. It is also expected that future costs of services will be affected by the recent acquisitions.

General and administrative expenses for the three months ended June 30, 1998 were $2,244,905 as compared to $1,015,773 for the three months ended June 30, 1997. The increase in general and administrative expenses reflects the addition of Consortium 2000 and Pacific Cellular, which were acquired in July 1997.

Selling expenses for the three months ended June 30, 1998 were $347,607 as compared to $622,535 for the three months ended June 30, 1997. The decrease is attributable to the elimination of certain selling expenses in 1998 as a result of the consolidation of Consortium 2000 with the Company.

Depreciation and amortization for the three months ended June 30, 1998 was $169,264 as compared to $97,449 for the three months ended June 30, 1997. Depreciation for the three months ended June 30, 1998 was $107,601 as compared to $92,532 for the three months ended June 30, 1997. The increase in depreciation was the result of the Company's increasing investments in telephone switching equipment and facilities to handle increased telephone traffic and increased investment in the computer hardware and software that supports the operations of the telephone equipment and related billing activities. The Company's investment in these fixed assets increased from approximately $2,717,000 at January 1, 1997 to approximately $3,564,000 at June 30, 1998, exclusive of the acquisition of Arcada.

During the three months ended June 30, 1998, the Company reported a loss from operations of $947,514 versus a loss from operations of $539,324 for the three months ended June 30, 1997.

Interest expense for the three months ended June 30, 1998, was $444,736 as compared to $113,172 for the three months ended June 30, 1997. In December, 1995, the Company obtained a senior credit facility (the "Credit Facility") from a finance company in the amount of up to $5,000,000. This Credit Facility bore interest at the Bank of America Reference Rate plus 2% per annum, with a minimum of $15,000 interest expense per month. Interest expense charged on the Credit Facility for the three months ended June 30, 1998 was $331,597 including amortization of related loan fees over thirty-six months, the period of the credit facility.

Interest income for the three months ended June 30, 1998 was $8,123 principally from the Company's accrual of interest on related party loans, as compared to $6,657 for the three months ended June 30, 1997, when interest income also included earnings from certain certificates of deposit.

During the three months ended June 30, 1998, the Company reported a net loss of $1,384,127 versus a net loss of $645,839 for the three months ended June 30, 1997.


Comparison of Results of Operations Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997:

Revenues for the six months ended June 30, 1998 were $14,347,309 as compared to $11,568,447 for the six months ended June 30, 1997. The increase in revenues in 1998 was the result of expansion from a customer base of 18,000 at January 1, 1997 to a customer base in excess of 35,000 at June 30, 1998, offset in part by increasing competition in the long distance telecommunications marketplace in the past fifteen months and the Company's need to shift to products with less gross margin to enable it to compete. The growth in the Company's customer base and acquisitions have accounted for most of the growth in periodic revenues. Revenues were also affected by the acquisitions of Consortium 2000 and Pacific Cellular during the second half of 1997, with combined revenues of $3,168,360 in the first half of 1998. It is expected that future revenues will continue to be affected by these acquisitions.

Cost of services sold for the six months ended June 30, 1998 was $10,910,394 as compared to $8,844,107 for six months ended June 30, 1997. The increase in cost of services sold, similar to the increase between periods in revenue, was the result of the expansion in the Company's customer base and recent acquisitions. Cost of services sold for the six months ended June 30, 1998 was 76.0% of the revenues produced in the six months ended June 30, 1998. Cost of services sold for the six months ended June 30, 1997 was 76.5% of the revenues produced in that period of 1997. This decrease in the cost of services sold, as a percentage of revenues, reflects the increasing contribution of the business of Pacific Cellular, which has a higher gross margin than the Company, partially offset by competition in the long distance telecommunications marketplace in the past eighteen months and the Company's need to shift to products with less gross margin to enable it to compete. It is also expected that future costs of services will be affected by the recent acquisitions.

General and administrative expenses for the six months ended June 30, 1998 were $3,877,710 as compared to $1,830,875 for the six months ended June 30, 1997. The increase in general and administrative expenses reflects the addition of Consortium 2000 and Pacific Cellular, which were acquired in July 1997.

Selling expenses for the six months ended June 30, 1998 were $647,261 as compared to $1,233,754 for the six months ended June 30, 1997. The decrease is attributable to the elimination of certain selling expenses in 1998 as a result of the consolidation of Consortium 2000 with the Company.

Depreciation and amortization for the six months ended June 30, 1998 was $342,606 as compared to $183,324 for the six months ended June 30, 1997. Depreciation for the six months ended June 30, 1998 was $219,280 as compared to $173,490 for the six months ended June 30, 1997. The increase in depreciation was the result of the Company's increasing investments in telephone switching equipment and facilities to handle increased telephone traffic and increased investment in the computer hardware and software that supports the operations of the telephone equipment and related billing activities. The Company's investment in these fixed assets increased from approximately $2,717,000 at January 1, 1997 to approximately $3,564,000 at June 30, 1998, excluding the acquisition of Arcada.

During the six months ended June 30, 1998, the Company reported a loss from operations of $1,430,661 versus a loss from operations of $523,613 for the six months ended June 30, 1997.

Interest expense for the six months ended June 30, 1998, was $773,162 as compared to $298,913 for the six months ended June 30, 1997. In December, 1995, the Company obtained a senior credit facility (the "Credit Facility") from a finance company in the amount of up to $5,000,000. This Credit Facility bore interest at the Bank of America Reference Rate plus 2% per annum, with a minimum of $15,000 interest expense per month. Interest expense charged on the Credit Facility for the six months ended June 30, 1998 was $560,933 including amortization of related loan fees over thirty six months, the period of the credit facility.

Interest income for the six months ended June 30, 1998 was $14,793 principally from the Company's accrual of interest on related party loans, as compared to $18,548 for the six months ended June 30, 1997, when interest income also included earnings from certain certificates of deposit.

During the six months ended June 30, 1998, the Company reported a net loss of $2,189,030 versus a net loss of $803,978 for the six months ended June 30, 1997.


Liquidity and Capital Resources

UStel's working capital at June 30, 1998 was $1,120,953. During the six months ended June 30, 1998 UStel's operating activities contributed a positive $405,666 to cash flow.

At June 30, 1998, UStel's consolidated accounts receivable, net of allowance for doubtful accounts, were $8,135,351, exclusive of the acquisition of Arcada.

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

In December, 1995, UStel obtained a Credit Facility in the amount of up to $5,000,000 with an asset-based lender. Amounts drawn under the Credit Facility accrue interest at a variable rate equal to the Bank of America Reference Rate plus 2% per annum. The Credit Facility is secured by accounts receivable and all of the Company's other assets. Except for a 12-month note issued to the Bank for $250,000, this Credit Facility was paid in full at June 30, 1998 with proceeds from the new Loan Agreement discussed more fully in Note 6 of Notes to Condensed Consolidated Financial Statements.

As of September 9, 1996, UStel was indebted for transmission service to WilTel, its primary long distance carrier, in the amount of $5,595,963 (before application of certain volume discounts available under the transmission service contract). Payment of this amount was settled by a series of required payments and the Company's agreement to execute a promissory note in the amount of $3,860,275.

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

In the fall of 1997, UStel retained Sutro & Co. to raise up to $15,000,000 via a private placement of UStel securities for the purpose of financing the $5,000,000 cash Merger consideration, to expand UStel's switch network and for working capital. That effort resulted in the Loan Agreement executed in June 1998 that provides credits aggregating $35,000,000 with Goldman Sachs Credit Partners LP, as more fully discussed in Note 6 of Notes to Condensed Consolidated Financial Statements.

On October 15, 1997, UStel executed a promissory note in favor of Worldcom Network Services, Inc., its primary long distance carrier, in the amount of $1,561,532 which represented all past due amounts under the Company's transmission service contract. The note bears interest at the rate of 16% per annum through December 31, 1997 and 18% thereafter and is secured by a second lien on all of UStel's assets. The Company repaid this obligation from the proceeds of its private placement of securities in June 1998.


Management's Plan

The Company has suffered recurring losses from operations and had a net loss of $4,869,814 and $2,177,194 for the year ended December 31, 1997 and the six months ended June 30, 1998, respectively. Also, as of December 31, 1997 the Company had a working capital deficit of $569,822 but positive working capital of $1,332,926 at June 30, 1998. The Company's financial condition raised substantial doubt about the Company's ability at December 31, 1997 to continue as a going concern. The audited financial statements at December 31, 1997 led the Company's independent auditors, BDO Seidman LLP, to include in their opinion a "Going Concern" paragraph. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently, management has made changes in the Company's cost structure that they believe bring the Company close to or exceeding breakeven operating cash flows on a monthly basis. These changes include a reduction in underlying long distance carrier rates and a reduction in workforce primarily through attrition.

Management believes that the merger between the Company and Arcada Communications, Inc. (see Note 6), along with proceeds from the "Sutro Private Placement" will result in substantial and immediate benefits to the Company. The "Sutro Private Placement" has been used to finance the Arcada acquisition and to restructure existing debt obligations and will provide working capital for future growth and network infrastructure. As a result of the "Sutro Private Placement," the Company's working capital position has gone from a deficit at December 31, 1997 of $569,822 to a positive $1,120,953 at June 30, 1998.

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

Item 6 Exhibits and Reports on Form 8-K

     (a) Exhibits


Exhibit
Number  Exhibits

  2 Merger Agreement and Plan of Reorganization by and among UStel, Inc., Arcada Acquisition Corp., and S.V.V. Sales, Inc., d.b.a., Arcada Communications dated September 25, 1997. See Appendix A of Proxy Statement/Prospectus (7).

  2(a) Amendment No. 2 to Agreement for Merger, dated as of June 25, 1998, by and among UStel, Inc., Arcada Acquisition Corp. and S.V.V. Sales, Inc., d.b.a. Arcada Communications (5).

  2.2 Merger Agreement and Plan of Reorganization by and among UStel, Inc. and Consortium 2000, Inc., dated August 14, 1996 (4).

  2.3 Asset Purchase and Sale Agreement between UStel, Inc. and Pacific Communications, Inc., dated July 23, 1997.

  3.1   Articles of Incorporation of UStel, Inc.(1).

  3.1-a Statement of Designations, Preferences and Rights of Series A
        Convertible Preferred Stock(2).

  3.1-b Form of Amendment to Statement of Designation of Preferences and Rights of Series A Convertible Preferred Stock.

  3.2   Bylaws of UStel(1).

  4.1   Form of Certificate evidencing shares of Common Stock of UStel(1).

  4.1-a Form Warrant Agreement between UStel and American Transfer & Trust,
        Inc.

  4.2   Form of 12% Convertible Subordinated Debenture(1).

  4.3 Form of Representative's Warrant by and between UStel and Barber & Bronson Incorporated.

  4.4   Form of Warrant Certificate.

  4.5   Form of 14.75% Convertible Subordinated Debentures dated June 25,
        1988 (5).

  4.6 Form of Amended & Restated Statement of Designations, Preferences and Rights of Series B Convertible Preferred Stock(5).

 10.1 Federal Communications Commission Order, Authorization and Certificate dated October 20, 1992(1).

 10.2 Registration Rights Agreement dated August 14, 1996 between UStel, Inc. and Noam Schwartz, David Schwartz, the RGB 1993 Family Trust and the TAD 1993 Family Trust (4).

 10.3 Carrier Switched Services Agreement between the Company and WilTel, Inc. dated March 10, 1993(1).

 10.3.1 Collocate Agreement with WilTel, Inc., January 9, 1995(3).

 10.12 Leases for 3400 square feet in Las Vegas, Rainbow Interim Partners, June 19, 1995(3).

 10.20  1993 Stock Option Plan(1).

 10.21  Form of 1993 Option Agreement(1).

 10.21-aAmendment to Stock Option Plan(7).

 10.22 Stock Option Agreement between UStel, Inc. and Frank Bonadio dated June 25, 1998.

 10.23 Stock Option Agreement between UStel, Inc. and David Otto dated June 25, 1998.

 10.24  Employment Agreement with Abe Sher, January 4, 1996.

 10.24-aModification to Employment Agreement with Abe Sher.

 10.26  Coast Business Credit Agreement, December 21, 1995(3).

 10.33 Robert L. Diener Consulting Agreements dated November 1, 1995, August 15, 1995(3).

 10.39 Telecommunication Services Agreement, WilTel, Inc., July 25, 1994, Confidential Redacted Version(3).

 10.40 Registration Rights Agreement dated August 14, 1996 between UStel, Inc. and Consortium 2000 Shareholders (exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on August 27, 1996)(4).

 10.43 Promissory Note, and ancillary agreement, by and between the Registrant and Kamel B. Nacif, February 29, 1996.

 10.45 Form of Employment and Non-Disclosure Agreement by and between the Registrant and Danny Knoller, September 1, 1996.

 10.47 Indemnification Agreement by and between the Registrant and Noam Schwartz, August 2, 1996

 10.49  Amendment Number One to Loan and Security Agreement, Secured
        Promissory Note and Amended and Restated Secured Promissory Note by and between UStel, Inc. and Coast Business Credit, September, 1996.

 10.52 Sales Agency Agreement by and between Consortium 2000, Inc., and Worldcom, Inc., d/b/a/ LDDS Worldcom, June 1, 1995 Confidential Redacted Version.

 10.53 Hertz Technologies, Inc., Marketing Agreement and Amendments No. 1 and 2 thereto, by and between Consortium 2000, Inc., and Hertz Technologies, Inc., July 7, 1995 Confidential Redacted Version.

 10.54 Distributor Program Agreement and Amendment No. 1 and 2 thereto, by and between Consortium 2000, Inc., and LCI International Telecom Corp., November 3, 1994, January 31, 1996 and March 26, 1996, respectively, Confidential Redacted Versions.

 10.55 Marketing Services Agreement by and between Consortium 2000, Inc., and New Enterprise Wholesale Telephone Services, Limited Partnership, August 15, 1994 Confidential Redacted Version.

 10.56 Consortium 2000 and Call Points, Inc., Agreement by and between Consortium 2000 and Call Points, Inc., September 7, 1995 Confidential Redacted Version.

 10.60  a, b, c, d

        (a) Letter Agreement by and between UStel, Inc. and Jeflor, Inc., June 10, 1996;
        (b) Subordinated Convertible Debenture, June 19, 1996;
            Warrant, June 21, 1996; and
        (d) Guaranty of Loan by Noam Schwartz, Ronnie Schwartz and Haskel Iny, June 17, 1996.

 10.61 Employment and Non-Disclosure Agreement between the Company and Robert L.B. Diener, effective as of August 15, 1996.

 10.62 Employment and Non-Disclosure Agreement between the Company and Jerry Dackerman, effective as of August 15, 1996.

 10.63 Employment and Non-Disclosure Agreement between the Company and Wouter van Biene, effective as of August 15, 1996.

 10.64 Form of Indemnification Agreement between the Company and Robert L.B. Diener, effective as of August 15, 1996.

 10.65 Form Indemnification Agreement between the Company and Jerry Dackerman, effective as of August 15, 1996.

 10.66 Form of Indemnification Agreement between the Company and Wouter van Biene, effective as of August 15, 1996.

 10.67 Form of Financial Consulting Agreement between the Company and B.C. Capital Corporation.

 10.68  Employment Agreement between UStel, Inc. and Frank Bonadio, June 25,
        1998.


 10.69 Loan and Security Agreement entered into as of June 25, 1998, between and among Coast Business Credit, a division of Southern Pacific Bank, and Goldman Sachs Credit Partners LP, on one hand and on the other hand UStel, Inc. and Arcada Communications, Inc. (6).

 10.70 Warrant to purchase 11,785,715 shares of UStel, Inc. Common Stock in favor of Goldman Sachs & Co. dated as of June 25, 1998(6).

 10.71 Warrant to purchase 714,285 shares of UStel, Inc. Common Stock in favor Coast Business Credit, a division of Southern Pacific Bank, dated as of June 25, 1998 (6).

 10.72 Warrant to purchase 619,228 shares of UStel, Inc. Common Stock in favor of Sutro & Co. Incorporated, dated as of June 25, 1998 (6).

 10.73 Side Letter Agreement dated as of June 25, 1998, by and between Coast Business Credit, a division of Southern Pacific Bank and UStel, Inc. and Arcada Communications, Inc.(6)


  Filed as an Exhibit to the Company's Registration Statement on Form SB-2,
    Amendments 1 through 3, declared effective February 14, 1997, File No. 333-12981 and incorporated by reference.

 (1) Incorporated by reference to the Company's Registration Statement and Amendments No. 1 through No. 2 on Form SB-2 (Registration No. 33-75210-LA) declared effective June 21, 1994.

 (2) Incorporated by reference to the Company's 10-KSB for the year ended December 31, 1994 Commission file 0-24098;

 (3) Incorporated by reference to the Company's Amendment No. 1 to 10-KSB for the year ended December 31, 1995 filed with the SEC on August 27, 1996 Commission file 0-24098.

 (4) Incorporated by reference to the Company's report on Form 8-K, filed with the SEC on August 27, 1996

 (5) Incorporated by reference to the Company's report on Form 8KA, dated June 25, 1998

 (6) Incorporated by reference to the Company's report on Form 8K, dated June 25, 1998.

 (7) Incorporated by reference to the Company's registration Form S-4, dated October 25, 1997, Commission file no. 33-38831

                                     SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                          UStel, INC.

Date August 14, 1998                    By:_/s/_Robert L. B. Diener______

                                                Robert L. B. Diener
                                                Chief Executive Officer

Date August 14, 1998                     By:_/s/_Edmund C. King, Jr,______

                                                Edmund C. King, Jr.
                                                Chief Financial Officer

Date August 14, 1998                     By:_/s/_Richard C. Ward

                                                Richard C. Ward
                                                Controller

Exhibit # 10.22

                           UStel, Inc.
                      STOCK OPTION AGREEMENT


        THIS AGREEMENT, is made as of June 25, 1998, (the "Grant Date"), by and between UStel, Inc., a Minnesota corporation (the "Company"), and Frank Bonadio (the "Optionholder").

Optionholder is a key person associated with the Company, and the Company considers it desirable and in its best interest that Optionholder be given an inducement to acquire a proprietary interest in the Company and added incentive to advance the interest of the Company by possessing an option to purchase the Company's Stock, all in accordance with the UStel, Inc. Stock Option Plan (the "Plan") adopted by the Board of Directors of the Company and attached hereto.

Now, therefore, it is agreed by and between the parties as follows:

 1. Grant of Option. The Company hereby grants to Optionholder, as of the Grant Date, the right, privilege and option to purchase 100,000 shares of UStel, Inc., Common Stock (the "Optioned Shares"), subject in all respects to the terms, conditions and provisions of this Agreement and the Plan, which is attached hereto and incorporated by reference in this Agreement. The Optionholder acknowledges having received and carefully reviewed a copy of the Plan. The option is intended to be:

        Check one:

            an incentive stock option ("ISO") as defined in Section 422 of the Internal Revenue Code.

            a non-statutory stock option.

 2. Option Price. The option price (the "Option Price") as determined by the Plan Administrator is $1.15 per share. If an ISO, the following is applicable: the price per share has been determined by the Plan Administrator to be not less than 100 percent of the fair market value per share of the Stock on the date of grant of this option (110 percent if an option is an ISO and the Optionholder is a shareholder who at the date of the grant of this option owns stock possessing more than ten percent of the combined voting power of all classes of stock of the Company or any parent or subsidiary of the Company).

 3.   Vesting of Option.

      (a) Vesting Schedule. The time at which the Optioned Shares vest and the optionholder may exercise this option with respect to such Optioned Shares shall be as follows: (I) one-third of the Optioned Shares shall vest on the first anniversary date of the Grant Date; (ii) one-third of the Optioned Shares shall vest on the second anniversary date of the Grant Date; and (iii) one-third of the Optioned Shares shall vest on the third anniversary date of the Grant Date, (pro-rated, quarterly). Optioned Shares that have vested may be acquired at any time, and from time to time, in whole or in part, until the option expires as provided in Section 6 hereof.

      (b) $100,000 Limitation. Notwithstanding the foregoing, the number of Optioned Shares that are granted pursuant to an ISO that may vest in any one calendar year shall not exceed the $100,000 Limitation, as that term is defined in the Plan. To the extent the $100,000 Limitation is exceeded, such excess Optioned Shares shall vest on January 1 of each subsequent calendar year until all of the Optioned Shares have vested without violating the $100,000 Limitation.

      Acceleration.  Upon the death of the Optionholder, the Optioned
      Shares may vest on an accelerated basis as provided in the Plan. In addition, the Plan Administrator may, by resolution adopted after the Grant Date, allow the option to be exercised on an accelerated basis, provided that in no event shall the Plan Administrator accelerate the exercise period for the option granted hereunder as to violate the $100,000 Limitation. Furthermore, in the event of Change in Control of the Company, vesting shall accelerate effective with the Change of Control. A Change of Control shall be deemed to have occurred at such time after the Grant Date as there shall occur the acquisition by any Person (including any syndicate or group deemed to be a "person" under Section 13(d)(3) of the Securities Exchange Act of 1934) of beneficial ownership, directly or indirectly, through a purchase, merger or other acquisition transaction or series of transactions, of shares of capital stock of the Company entitling such Person to exercise 50% or more of the total voting power of all shares of capital stock of the Company entitled to vote generally in elections of directors, other than any such acquisition by the Company, any subsidiary of the Company or any employee benefit plan of the Company or merger for reincorporation purposes.

 4. Exercise of Option. The option issued hereunder shall be exercisable by written notice to the Company, addressed to the Company at its principal place of business, in accordance with the terms of the Plan. Optionholder shall be entitled to exercise any or all of the Options by means of "cashless exercise" by delivering shares of Common Stock having fair market value equal to the exercise price or by exercising and immediately selling shares of Common Stock on the market to pay the exercise price.

 5. Stock Lock-Up Agreement. Upon the proper exercise of any option, the Optionholder (or in the case of the Optionholder's death, his successors as provided under Section 6 of the Plan) may be required to execute a Lock-up Agreement in such form as may be required by the Plan Administrator from time to time. UNDER THAT LOCK-UP AGREEMENT, THE OPTIONHOLDER AGREES NOT TO SELL OR OTHERWISE TRANSFER ANY ACQUIRED OPTIONED SHARES DURING ANY STOCK LOCK-UP PERIOD AGREED TO BY THE COMPANY AND ANY UNDERWRITER ASSOCIATED WITH ANY PUBLIC OFFERING BY THE COMPANY OF ITS COMMON STOCK.

 6. Termination of Option. This option, to the extent not previously exercised, shall terminate upon the first to occur of the tenth anniversary of the Grant Date or as otherwise set forth in the Plan.

 7. No Privilege of Stock Ownership. The holder of the option granted hereunder shall not have any of the rights of a stockholder with respect to the Optioned Shares until such Optionholder shall have exercised the option, paid the Option Price, and received a stock certificate for the purchased shares of Stock.

 8. Compliance With Laws and Regulations. The exercise of this option and the issuance of the Stock upon such exercise shall be subject to compliance by the Company and the Optionholder with all applicable requirements of law relating thereto and with all applicable regulations of any stock exchange in which the shares of the Stock may be listed at the time of such exercise and issuance. In connection with the exercise of this option, Optionholder shall execute and deliver to the Company such representations in writing as may be requested by the Company in order for it to comply with applicable requirements of federal and state securities laws.

 9.   Liability of the Company.

      (a) If the Optioned Shares covered by this Agreement exceed, as of the Grant Date, the number of shares of Stock which may without stockholder approval be issued under the Plan, then this option shall be void with respect to such excess shares unless stockholder approval of an amendment increasing the number of shares of Stock issuable under the Plan is obtained in accordance with the applicable provisions of the Plan.

      (b) The inability of the Company to obtain approval from any regulatory body having authority deemed by the Company to be necessary to the lawful issuance and sale of any Stock pursuant to this Agreement shall relieve the Company of any liability with respect to the nonissuance or sale of the Stock as to which such approval shall not have been obtained. The Company, however, shall use its best efforts to obtain all such approvals.

 10. No Employment or Service Contract. Nothing in this Agreement or in the Plan shall confer upon the Optionholder any right to continue in the service of the Company (or any parent or subsidiary corporation of the Company employing or retaining Optionholder) for any period of time or to interfere with or otherwise restrict in any way the rights of the Company (or any parent or subsidiary corporation of the Company employing or retaining Optionholder) or the Optionholder, which rights are hereby expressly reserved by each, to terminate the service of Optionholder at any time for any reason whatsoever, with or without cause.

 11. Assignability. Neither this option nor any rights or privileges conferred thereby shall be assignable or transferable by the Optionholder other than by will or by the laws of descent and distribution, and this option shall be exercisable only by Optionholder during the Optionholder's lifetime. Upon the death of Optionholder, the rights of the successors to Optionholder shall be limited as set forth in the Plan.

 12. Binding Affect. This agreement shall inure to the benefit of and be binding upon the parties hereto and their respective heirs, executors, administrators, successors and assigns.

 13.  Securities Matters.

      (a) Exercise of Option. The option granted hereunder may be exercised by the Optionholder only if (I) the shares of Stock which are to be issued upon such execution are registered under the Securities Act of 1933, as amended (the "1933 Act"), and the securities laws of any other applicable jurisdiction, or (ii) the Company, upon advice of counsel, determines that the issuance of the shares of Stock upon the exercise of the Optionholder is exempt from registration requirements.

      (b) Restriction of Shares. The Company is under no obligation to register, under the 1933 Act, any of the shares of Stock to be issued to the Optionholder upon the exercise of any option or to take any action which would make available any exemption from registration. If the shares to be issued to the Optionholder upon the exercise of any option have not been registered under the 1933 Act, those shares will be "restricted securities" within the meaning of Rule 144 under the 1933 Act unless (a) the shares are subsequently registered under the 1933 Act, or
      (b) the Optionholder obtains an opinion of counsel which is satisfactory to counsel for the Company that the shares may be sold in reliance on an exemption from registration requirements.

 14. Defined Terms. All capitalized terms herein which are not otherwise defined herein shall have the same meaning ascribed to such terms in the Plan.

 15. Notices. Any notice required to be given or delivered to the Company under the terms of this Agreement shall be in writing and addressed to the Company in care of the Corporate Secretary at its principal corporate offices. Any notice required to be given or delivered to Optionholder may be given at such address as is supplied by Optionholder to the Corporate Secretary, or if not supplied, at the address kept in the business records of the Corporate Secretary. All notices shall be deemed to have been given or delivered upon personal delivery or upon deposit in the U.S. mail, postage prepaid and properly addressed to the party to be notified.

 16. Construction. This Agreement and the option evidenced hereby are made and granted pursuant to the Plan and are in all respects limited by and subject to the express terms and provisions of the Plan. All decisions of the Plan Administrator with respect to any question or issue arising under the Plan or this Agreement shall be conclusive and binding on all persons having an interest in this option.

 17. Governing Law. The interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of California.

 18. Stockholder Approval. The grant of this option is subject to approval of the Plan by the Company's stockholders within 12 months after the adoption of the Plan by the Board of Directors. Notwithstanding any provision of this Agreement to the contrary, this option may not be exercised in whole or in part until such stockholder approval is obtained. In the event that such stockholder approval is not obtained, then this option shall thereupon terminate in its entirety and the Optionholder shall have no further rights to require any optioned shares hereunder.

IN WITNESS WHEREOF the parties hereto have executed this agreement or caused it to be exercised on the day and year first above written.

                                   UStel, Inc.


                                   By:

                                   Its:







                                   Optionholder

Exhibit #10.23

                           UStel, Inc.
                      STOCK OPTION AGREEMENT


THIS AGREEMENT, is made as of June 25, 1998, (the "Grant Date"), by and between UStel, Inc., a Minnesota corporation (the "Company"), and David Otto (the "Optionholder").

Optionholder is a key person associated with the Company, and the Company considers it desirable and in its best interest that Optionholder be given an inducement to acquire a proprietary interest in the Company and added incentive to advance the interest of the Company by possessing an option to purchase the Company's Stock, all in accordance with the UStel, Inc. Stock Option Plan (the "Plan") adopted by the Board of Directors of the Company and attached hereto.

Now, therefore, it is agreed by and between the parties as follows:

 1. Grant of Option. The Company hereby grants to Optionholder, as of the Grant Date, the right, privilege and option to purchase 100,000 shares of UStel, Inc., Common Stock (the "Optioned Shares"), subject in all respects to the terms, conditions and provisions of this Agreement and the Plan, which is attached hereto and incorporated by reference in this Agreement. The Optionholder acknowledges having received and carefully reviewed a copy of the Plan. The option is intended to be:

         Check one:

            an incentive stock option ("ISO") as defined in Section 422 of the Internal Revenue Code.

            a non-statutory stock option.

 2. Option Price. The option price (the "Option Price") as determined by the Plan Administrator is $1.15 per share. If an ISO, the following is applicable: the price per share has been determined by the Plan Administrator to be not less than 100 percent of the fair market value per share of the Stock on the date of grant of this option (110 percent if an option is an ISO and the Optionholder is a shareholder who at the date of the grant of this option owns stock possessing more than ten percent of the combined voting power of all classes of stock of the Company or any parent or subsidiary of the Company).

 3.   Vesting of Option.

      (a) Vesting Schedule. The time at which the Optioned Shares vest and the optionholder may exercise this option with respect to such Optioned Shares shall be as follows: (I) one-third of the Optioned Shares shall vest on the first anniversary date of the Grant Date; (ii) one-third of the Optioned Shares shall vest on the second anniversary date of the Grant Date; and (iii) one-third of the Optioned Shares shall vest on the third anniversary date of the Grant Date, (pro-rated, quarterly). Optioned Shares that have vested may be acquired at any time, and from time to time, in whole or in part, until the option expires as provided in Section 6 hereof.

      (b) $100,000 Limitation. Notwithstanding the foregoing, the number of Optioned Shares that are granted pursuant to an ISO that may vest in any one calendar year shall not exceed the $100,000 Limitation, as that term is defined in the Plan. To the extent the $100,000 Limitation is exceeded, such excess Optioned Shares shall vest on January 1 of each subsequent calendar year until all of the Optioned Shares have vested without violating the $100,000 Limitation.

      Acceleration.  Upon the death of the Optionholder, the Optioned
      Shares may vest on an accelerated basis as provided in the Plan. In addition, the Plan Administrator may, by resolution adopted after the Grant Date, allow the option to be exercised on an accelerated basis, provided that in no event shall the Plan Administrator accelerate the exercise period for the option granted hereunder as to violate the $100,000 Limitation. Furthermore, in the event of Change in Control of the Company, vesting shall accelerate effective with the Change of Control. A Change of Control shall be deemed to have occurred at such time after the Grant Date as there shall occur the acquisition by any Person (including any syndicate or group deemed to be a "person" under Section 13(d)(3) of the Securities Exchange Act of 1934) of beneficial ownership, directly or indirectly, through a purchase, merger or other acquisition transaction or series of transactions, of shares of capital stock of the Company entitling such Person to exercise
      50% or more of the total voting power of all shares of capital stock of the Company entitled to vote generally in elections of directors, other than any such acquisition by the Company, any subsidiary of the Company or any employee benefit plan of the Company or merger for reincorporation purposes.

 4. Exercise of Option. The option issued hereunder shall be exercisable by written notice to the Company, addressed to the Company at its principal place of business, in accordance with the terms of the Plan. Optionholder shall be entitled to exercise any or all of the Options by means of "cashless exercise" by delivering shares of Common Stock having fair market value equal to the exercise price or by exercising and immediately selling shares of Common Stock on the market to pay the exercise price.

 5. Stock Lock-Up Agreement. Upon the proper exercise of any option, the Optionholder (or in the case of the Optionholder's death, his successors as provided under Section 6 of the Plan) may be required to execute a Lock-up Agreement in such form as may be required by the Plan Administrator from time to time. UNDER THAT LOCK-UP AGREEMENT, THE OPTIONHOLDER AGREES NOT TO SELL OR OTHERWISE TRANSFER ANY ACQUIRED OPTIONED SHARES DURING ANY STOCK LOCK-UP PERIOD AGREED TO BY THE COMPANY AND ANY UNDERWRITER ASSOCIATED WITH ANY PUBLIC OFFERING BY THE COMPANY OF ITS COMMON STOCK.

 6. Termination of Option. This option, to the extent not previously exercised, shall terminate upon the first to occur of the tenth anniversary of the Grant Date or as otherwise set forth in the Plan.

 7. No Privilege of Stock Ownership. The holder of the option granted hereunder shall not have any of the rights of a stockholder with respect to the Optioned Shares until such Optionholder shall have exercised the option, paid the Option Price, and received a stock certificate for the purchased shares of Stock.

 8. Compliance With Laws and Regulations. The exercise of this option and the issuance of the Stock upon such exercise shall be subject to compliance by the Company and the Optionholder with all applicable requirements of law relating thereto and with all applicable regulations of any stock exchange in which the shares of the Stock may be listed at the time of such exercise and issuance. In connection with the exercise of this option, Optionholder shall execute and deliver to the Company such representations in writing as may be requested by the Company in order for it to comply with applicable requirements of federal and state securities laws.

 9.   Liability of the Company.

      (a) If the Optioned Shares covered by this Agreement exceed, as of the Grant Date, the number of shares of Stock which may without stockholder approval be issued under the Plan, then this option shall be void with respect to such excess shares unless stockholder approval of an amendment increasing the number of shares of Stock issuable under the Plan is obtained in accordance with the applicable provisions of the Plan.

      (b) The inability of the Company to obtain approval from any regulatory body having authority deemed by the Company to be necessary to the lawful issuance and sale of any Stock pursuant to this Agreement shall relieve the Company of any liability with respect to the nonissuance or sale of the Stock as to which such approval shall not have been obtained. The Company, however, shall use its best efforts to obtain all such approvals.

 10. No Employment or Service Contract. Nothing in this Agreement or in the Plan shall confer upon the Optionholder any right to continue in the service of the Company (or any parent or subsidiary corporation of the Company employing or retaining Optionholder) for any period of time or to interfere with or otherwise restrict in any way the rights of the Company (or any parent or subsidiary corporation of the Company employing or retaining Optionholder) or the Optionholder, which rights are hereby expressly reserved by each, to terminate the service of Optionholder at any time for any reason whatsoever, with or without cause.

 11. Assignability. Neither this option nor any rights or privileges conferred thereby shall be assignable or transferable by the Optionholder other than by will or by the laws of descent and distribution, and this option shall be exercisable only by Optionholder during the Optionholder's lifetime. Upon the death of Optionholder, the rights of the successors to Optionholder shall be limited as set forth in the Plan.

 12. Binding Affect. This agreement shall inure to the benefit of and be binding upon the parties hereto and their respective heirs, executors, administrators, successors and assigns.

 13.  Securities Matters.

      (a) Exercise of Option. The option granted hereunder may be exercised by the Optionholder only if (I) the shares of Stock which are to be issued upon such execution are registered under the Securities Act of 1933, as amended (the "1933 Act"), and the securities laws of any other applicable jurisdiction, or (ii) the Company, upon advice of counsel, determines that the issuance of the shares of Stock upon the exercise of the Optionholder is exempt from registration requirements.

      (b) Restriction of Shares. The Company is under no obligation to register, under the 1933 Act, any of the shares of Stock to be issued to the Optionholder upon the exercise of any option or to take any action which would make available any exemption from registration. If the shares to be issued to the Optionholder upon the exercise of any option have not been registered under the 1933 Act, those shares will be "restricted securities" within the meaning of Rule 144 under the 1933
      Act unless (a) the shares are subsequently registered under the 1933 Act, or (b) the Optionholder obtains an opinion of counsel which is satisfactory to counsel for the Company that the shares may be sold in reliance on an exemption from registration requirements.

 14. Defined Terms. All capitalized terms herein which are not otherwise defined herein shall have the same meaning ascribed to such terms in the Plan.

 15. Notices. Any notice required to be given or delivered to the Company under the terms of this Agreement shall be in writing and addressed to the Company in care of the Corporate Secretary at its principal corporate offices. Any notice required to be given or delivered to Optionholder may be given at such address as is supplied by Optionholder to the Corporate Secretary, or if not supplied, at the address kept in the business records of the Corporate Secretary. All notices shall be deemed to have been given or delivered upon personal delivery or upon deposit in the U.S. mail, postage prepaid and properly addressed to the party to be notified.

 16. Construction. This Agreement and the option evidenced hereby are made and granted pursuant to the Plan and are in all respects limited by and subject to the express terms and provisions of the Plan. All decisions of the Plan Administrator with respect to any question or issue arising under the Plan or this Agreement shall be conclusive and binding on all persons having an interest in this option.

 17. Governing Law. The interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of California.

 18 Stockholder Approval. The grant of this option is subject to approval of the Plan by the Company's stockholders within 12 months after the adoption of the Plan by the Board of Directors. Notwithstanding any provision of this Agreement to the contrary, this option may not be exercised in whole or in part until such stockholder approval is obtained. In the event that such stockholder approval is not obtained, then this option shall thereupon terminate in its entirety and the Optionholder shall have no further rights to require any optioned shares hereunder.

IN WITNESS WHEREOF the parties hereto have executed this agreement or caused it to be exercised on the day and year first above written.

                                   UStel, Inc.


                                   By:

                                   Its:







                                   Optionholder

Exhibit #10.68


                           UStel, INC.
                       EMPLOYMENT AGREEMENT


This Employment Agreement ("Agreement") is made and entered into as of June 25, 1998 by and between UStel. Inc., a Minnesota corporation (the "Company" or "UStel"), and Frank J. Bonadio, a resident of Washington ("Employee").

The Company is party to a transaction pursuant to which Arcada Acquisition Corporation, a wholly owned subsidiary of the Company, will be merged with and into SVV Sales. Inc. d/b/a Arcada Communications (the "Merger"). Pursuant to the terms of the Merger, Employee will be named President and Chief Operating Officer of the Company. The parties wish to enter into this Agreement to memorialize the terms upon which the Employee will provide services to UStel.

For good and valuable consideration, the receipt and sufficiency of which we hereby acknowledge, the parties agree as follows:

 1. Term of Agreement. The Company and Employee agree that the Employee will be employed by UStel commencing on the effective date of the Merger (the "Effective Time") for an initial term of four (4) years, unless employment is sooner terminated as provided herein. This Agreement shall be automatically renewed for succeeding terms of one (1) year, unless at least ninety (90) days prior to the expiration of any term, either party gives written notice to the other of that party's intention not to renew this Agreement.

 2. Position and Duties.

   2.1 The Company and Employee agree that Employee will be employed as the President and Chief Operating Officer of UStel and that, in this capacity, Employee's responsibilities will include, subject to the approval and oversight of the Chief Executive Officer and the Board of Directors, providing overall leadership and operational control of the Company consistent with Employee's oversight and reporting duties set forth in the attached Exhibit A Employee shall be located, and the operational activities of the divisions set forth below shall take place in Seattle, Washington. Employee will have all operational control of UStel, particularly as it relates to all credit and collection functions, accounts receivable and payable, access to and control over all bank accounts and credit facilities and signature authority on all commitments by UStel. Additionally, Employee shall analyze, oversee and assist in operating, directing and developing, and assume responsibility for the profitability and/or operational integrity of, the following divisions of the Company (I) Operational Support and Corporate Affairs; (ii) Engineering and Network Administration; (iii) Customer Care; (iv) MIS; (iv) Sales and
        Marketing: (vi) Operational Accounting and (vii) Retail, Wireless and Internet Products and Services.

 3. UStel's Covenants

   3.1 UStel agrees to furnish Employee with such equipment, employees and services as are necessary to perform Employee's obligations under this Agreement. The Company shall also pay for Employee's membership dues in professional organizations, the reasonable costs of any seminar attendance or continuing education requirements of Employee's profession and Employee's subscriptions to a reasonable number of professional journals.

   3.2 UStel agrees to reimburse Employee for all reasonable business expenses incurred by Employee while on UStel's business. Employee shall maintain such records as will be necessary to enable the Company to properly deduct such items as business expenses when computing the Company's federal income tax.

 4. Compensation.

   4.1 For all services rendered by Employee under this Agreement (exclusive of directors' fees, if any), the Company shall pay Employee a base salary of One Hundred and Seventy-Five Thousand Dollars ($175,000) per year. Employee shall be paid this salary on a biweekly basis, minus all lawful and agreed upon payroll deductions.

   4.2 The base salary set forth in Section 4.1 above shall be reviewed annually by the Company and may be increased by such amount as the Company shall, in its sole discretion. determine; provided, however, that such base salary shall, at a minimum, be increased annually on each anniversary of the Effective Time by an amount equal to the proportionate increase in the Consumer Price Index (as hereinafter defined) during the twelve (12) calendar months immediately preceding the month in which such anniversary date occurs. For purposes hereof, "Consumer Price Index" shall mean the U.S. City Average for All Urban Consumers (1982-84=100) issued monthly by the Bureau of Labor Statistics of the United States Department of Labor, or any successor index thereto appropriately adjusted.

 5. Bonus and Options.

   5.1 Discretionary Bonuses. The Company shall periodically, but not less frequently than annually, review Employee's service rendered and may award bonuses in an amount which will recognize Employee's contributions to profits during that period. At a minimum, Employee shall be entitled to all bonuses and other, fringe benefits available to the Company's Chief Executive Officer, including, without limitation, cash bonuses, sick leave, automobile allowance and insurance and four (4) weeks of vacation as set forth in Section 6 herein.

   5.2  Options.

        a. As of the Effective Time as defined in the Agreement for Merger. the Company shall grant to the Employee options (the "Options") to purchase an aggregate of 100,000 shares of common stock of the Company ("Common Stock") (as such number shall be appropriately adjusted to take into account stock splits, stock dividends and similar events in respect of the Common Stock), under and subject to the terms of any stock option plan then in effect (the "Option Plan"), at an exercise price equal to the closing bid and asked price of the Common Stock, as quoted on the Nasdaq Small Cap market on the date of grant. The Options shall be ten
            (10) year options and shall become exercisable and vest as to 33-1/3 percent of such shares on each of the first, second and third anniversaries of the date of grant. Employee shall be entitled to exercise any or all of the Options by means of "cashless exercise" by delivering shares of Common Stock having fair market value equal to the exercise price or by exercising and immediately selling shares of Common Stock on the market to pay the exercise price. It is understood and agreed by the employee and the Company that the Options shall otherwise be in all respects subject to the terms and conditions of the Option Plan, if any, and the certificate representing such options, which terms and conditions shall include acceleration of exercisability and vesting of the Options upon the occurrence of certain change of control events.

        b. In addition to the Options described in Section 5.2(a) above, Employee shall be eligible to participate in the Option Plan and to receive additional stock options under the Option Plan, in such amounts and with such other terms and conditions as determined from time to time by the Company's Board of Directors.

 6. Fringe Benefits.

   6.1 Benefit Plans. The Company and Employee agree that, during the term of this Agreement, Employee shall be entitled to participate in all fringe benefits and incentive compensation plans as may be authorized and adopted from time to time by the Company and for which Employee is eligible, including, for example, any pension plan, profit sharing plan, disability plan, medical plan, group life insurance plan, or other employee benefit plans.

   6.2 Sick Leave. Employee shall be entitled to a reasonable number of paid sick leave days during, each calendar year of employment.

   6.3 Automobile Expense. Employee shall be provided an automobile by the Company or, if Employee so chooses, the Company shall provide the Employee with an automobile allowance of $1,000 per month. The Company shall pay on behalf of the Employee all insurance, fuel, repair and maintenance expenses relating to such automobile incurred by Employee during the term hereof (including any extensions thereof) and shall, in connection therewith, provide to Employee one or more gasoline charge; cards for use by Employee during the term hereof (and any extensions thereof).

   6.4 Insurance. In the event this Agreement is terminated, the Company, upon the request of Employee, shall assign to Employee any insurance policy owned by the Company under which Employee is the insured and which is assignable by the policy terms; provided, however, that if any such policy has a cash surrender value, Employee shall pay the then cash surrender value of such policy to the Company in exchange for its assignment to Employee under this section. Any conversion rights which Employee may have under the terms of any such insurance policy shall survive any termination of this Agreement.

   6.5 Vacation. Employee shall be entitled to four (4) weeks paid vacation per calendar year.

 7. Termination. This Agreement shall be terminated upon the occurrence of any one of the following events:

   7.1 Death of Employee. In the event of Employee's death, Employee's spouse, or it there is no spouse then Employee's estate shall be entitled to: (a) all benefits due Employee under any life insurance policy held by the Company then in effect; and (b) compensation under this agreement for a period of two (2) years following Employee's death. The payments in respect to this subsection shall be made in twenty-four (24) equal monthly installments.

   7.2 If Employee shall have been incapacitated from illness, accident or other disability and unable to perform his normal duties hereunder for a cumulative period of six (6) months in any period of twelve (12) consecutive months, upon the Company or Employee giving the other party not less than thirty (30) days' written notice. In the event of such termination, Employee shall be entitled to: (a) all benefits due Employee under any accident, sickness, disability, health or hospitalization plan or insurance policy of the Company then in effect; and (b) compensation under this agreement for a period of two (2) years following the effective date of Employee's termination. The payments in respect to this subsection shall be made in twenty-four
        (24) equal monthly installments.

   7.3 Immediately by the Company for cause. For purposes of this subsection, "cause" includes, but is not necessarily limited to, the following: (a) breach by Employee of any material provision of this Agreement; (b) material violation by either party of any statutory or common law duty
        of loyalty to the Company; or   personal or professional conduct of
        Employee, which, in the reasonable and good faith judgment of the Board of Directors of the Company injures or tends to injure the reputation of the Company or otherwise adversely affects the interests of the Company. Such conduct may include, but is not limited to, dishonesty, chronic absenteeism, alcoholism, drug addiction, and conviction of a felony or misdemeanor involving moral turpitude.

   7.4 By Employee for good reason. "Good Reason" means (I) reduction in duties or position as set forth herein and in the attached Exhibit A or (ii) a change in control of the Company that results in unacceptable changes in Employee's duties or position or (iii) material, uncured breach by the Company of any of the terms of this Agreement or any other terms and conditions set forth herein or otherwise agreed to between the Company and Employee. Employee may terminate Employee's employment for good reason, Employee shall first give Company thirty
        (30) days' written notice of the circumstances constituting good reason and an opportunity to cure, unless the circumstances are not subject to being cured. Following the notice and opportunity to cure (if cure is not made), or immediately if notice and opportunity to cure are not required, Employee may terminate employment for good reason by giving, written notice of termination. The notice may take effect immediately or at such later date as Employee may designate, provided that Company may accelerate the termination date by giving five (5) business days' written notice of the acceleration.

   7.5 By Employee without good reason. Employee may terminate Employee's employment at any time, with or without good reason, by giving ninety
        (90) days' advance written notice of termination.

   7.6 Expiration of this Agreement or expiration of any renewal or extension thereof.

   7.7  Upon the cessation of business by the Company.

   7.8  Upon the retirement of Employee.

 8. Effect of Termination

     a. Upon termination of Employee's employment with the Company pursuant to
        Section 7.1, 7.2, 7.3, 7.5, 7.6, 7.7 or 7.8. the Company agrees to pay Employee all salary, fringe benefits, bonuses or other remuneration which are due and owing, to Employee as of the date of termination, less deductions or offsets Employee may owe to the Company for such items as salary advances or loans. Employee agrees that his signature on this Agreement constitutes his authorization for all such deductions, upon termination of Employee's employment with the Company. Upon the termination of Employee's employment with the Company, Employee agrees to return to the Company all of the Company's property of any kind which may be in Employee's possession.

     b. Upon termination of Employee's employment with the Company pursuant to
        Section 7.4, (I) the Company shall pay Employee, within thirty (30) days of such termination, the total amounts due and owing Employee over the five (5) year period of this Agreement. Employee shall be entitled to accelerate the vesting of all of his remaining Options to the date of termination and (ii) the lock-up agreement or any commitment to "lock-up" the common stock of Employee and Keith Leppaluoto shall terminate as of the date of termination.




 9. Construction of Agreement

   9.1 Essential Terms and Modification of Agreement. It is understood and agreed that the terms and conditions described in this Agreement constitute the essential terms and conditions of the employment arrangement between the Company and Employee, all of which have been voluntarily agreed upon. The Company and Employee agree that there are no other essential terms or conditions of the employment relationship that are not described within this Agreement, and that any change in the essential terms and conditions of this Agreement will be written down in a supplemental agreement which shall be signed by both the Company and Employee before it is effective.

   9.2 Severability. The invalidity of all or any part of any section of this Agreement shall not render invalid the remainder of this Agreement or the remainder of such section. In the event a court of competent jurisdiction should decline to enforce any provision of any section of this Agreement, such section shall be reformed to the extent necessary in the judgment of such court to make such provision of such section enforceable to the maximum extent which the court shall find enforceable.

   9.3 Notices. Any notice hereunder shall be sufficient if in writing and telefaxed to the party or sent by certified mail, return receipt requested and addressed as follows:

        a. If to the Company:

           UStel, Inc.
           6167 Bristol Parkway, Suite 300
           Culver City, California 90203

        b. If to Employee:

           Frank Bonadio
           2033 - 6th Avenue. Suite 401
           Seattle, WA 98121-2516

        Either party may change the address herein specified by giving to the other, written notice of such change.

   9.4 Governing Law. This Agreement is made and shall be construed and performed under the laws of the State of Washington.

   9.5 Venue and Attorneys' Fees. A breach of any of the terms of this Agreement shall entitle the aggrieved party to sue for breach of the Agreement. In such case, venue shall be in King County, Washington. In the event it is necessary for either party to institute suit in connection with this Agreement or its breach each party in such suit or proceeding shall bear the costs of its own attorney's fees and neither party shall be entitled to reimbursement for any costs or attorney's fees incurred.

   9.6 Waiver of Agreement.. The waiver by the Company of a breach of any provision of this Agreement by Employee shall not operate or be construed as a waiver by the Company of any subsequent breach by Employee.

   9 7 Captions.. The captions and headings of the sections of this Agreement are for convenience and reference only and are not to be used to interpret or define the provisions hereof.

   9.8 Assignment and Successors. The rights and obligations of the Company under this Agreement shall inure to the benefit of and be binding upon the successors and assigns of the Company. The rights and obligations of Employee hereunder are nonassignable, except for termination payments due under Sections 7.1 and 7.2. The Company may assign its rights and obligations to any entity in which the Company, or a company affiliated to the Company, has a majority ownership interest.

Executed on the date first written above and commencing at the Effective Time.

EMPLOYEE:

By: Frank Bonadio



UStel, INC.:

By: Robert L. B. Diener
Its: Chairman and Chief Executive Officer