Form 10QSB
period 1998-09-30
USTEL INC
filed 1998-11-19
CIK 919274

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB
Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended September 30, 1998

                  Commission File number 0-24098

                            UStel, Inc.
          (Name of Small Business Issuer in its charter)

 Minnesota                                                 95-4362330
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation of organization)                        Identification Number)

2033 6th Avenue Suite #401, Seattle WA                           98121
   (Address of principal executive offices)                  (Zip code)

                          (206) 505-4600
        (Issuer's telephone number, including area code)

        Check whether the issuer: (1) filed all reports required to be filed Sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes_____ No_X___.

         State the number of shares outstanding of each of issuers's classed of common equity as of the latest practicable date.

         Class             Outstanding as of November 12, 1998

Common Stock,  $0.01 par value per share       11,538,161 shares

Transitional Small Business Disclosure Format (check one)
Yes______; No___X__

                                     USTEL, INC.

                            Quarterly Report on Form 10-QSB
                          For the Quarter Ended September 30, 1998

            PART I - FINANCIAL INFORMATION

ITEM  1.    Financial Statements

            Condensed Consolidated Balance Sheets -
            December 31, 1997 and September 30, 1998................. 2

            Condensed Consolidated Statements of Operations -
            Three Months and Nine Months Ended September 30, 1997 and
            Three Months and Nine Months Ended September 30, 1998.....4

            Condensed Consolidated Statement of Changes In
            Stockholders' Equity For The Period
            January 1, 1998 to September 30, 1998.....................5

            Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1997 and
            Nine Months Ended September 30,...........................6

            Summary of Accounting Policies............................7

            Notes To Condensed Consolidated Financial Statements.....12

ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS.....................23


            PART II - OTHER INFORMATION

           Items 1 through Item 4 and Item 6 are not applicable for the quarter ended September 30, 1998.

            Item 5:

          The Company's violation of the covenants of the Loan and Security Agreement with Coast Business Credit and Goldman Sachs Credit Partners L.P. (Lenders) and UStel, Inc. and Arcada Communications (Borrowers), and the related initialing of a proposed Term Sheet for resolution of those covenant violations, is discussed in Note 6 of Notes to the Condensed Consolidated Financial Statements included herewith.

ITEM 1:
                          UStel, Inc. and Subsidiaries
                       Condensed Consolidated Balance Sheets
                                            December 31, September 30,
                                               1997          1998
Assets (Notes 6 and 8)                       (Audited)    (Unaudited)

Current
 Cash                                    $   135,689      $ 1,853,574

 Accounts receivable, less allowance for
  doubtful accounts of $1,696,000 and
  $4,629,000, respectively                 6,937,179        8,471,926
 Prepaid expenses and other current assets   606,067        1,006,962
                                          ----------       ----------
     Total current assets                  7,678,935       11,332,462
                                          ----------       ----------
Property and equipment
 Office furniture and equipment            3,073,452        6,488,956
 Leasehold improvement                       197,616          263,838
                                          ----------       ----------
                                           3,271,068        6,752,794

 Less accumulated depreciation              (873,198)      (1,286,264)
                                          ----------       ----------
     Net property and equipment            2,397,870        5,466,530
                                          ----------       ----------
Original issue discount on Goldman Sachs
 Note Payable, net of amortization of
 -0- and $140,000, respectively (Note 6)        -0-         2,660,000

Goodwill, net of accumulated amortization
 of $102,454 and $440,351, respectively
 (Notes 5 and 6)                           4,333,049       17,362,301

Related party receivables (Note 4)           348,308          353,041
Other receivables, less allowance for
 doubtful accounts of $559,000 and
 $559,000, respectively                      149,170          142,946
Start-up costs less accumulated amortization
 of $162,538 and $240,967, respectively       78,429             -0-

Deferred charges (Note 3)                    982,938        1,977,663
                                         -----------      -----------
      Total Assets                       $15,968,699      $39,294,943
                                         ===========      ===========

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.



                           UStel, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                           December 31,  September 30,
                                               1997          1998
Liabilities and stockholders' equity        (Audited)     (Unaudited)
Current Liabilities
 Current portion of long-term debt       $      -0-      $ 1,537,210
 Notes payable to Goldman Sachs CP(Note 6)      -0-       17,757,452
 Notes payable to bank (Note 7)            3,338,592         187,501
 Notes payable to others                   1,561,532         400,000
 Accounts payable and accrued expenses     3,066,322      13,122,178
 Accrued revenue taxes                       282,311         759,460
                                          ----------     -----------
     Total current liabilities             8,248,757      33,763,801
Other long-term debt                            -0-          707,092
Convertible subordinated debentures
 (Note 9 )                                   500,000         750,000
                                          ----------     -----------
     Total liabilities                     8,748,757      35,220,893
                                          ----------     -----------
Commitments and contingencies (Note 10)

Stockholders' equity
 Series A Convertible Preferred Stock,
   $.01 par value, 5,000,000 shares
   authorized and 275,000 and 275,000
   shares outstanding (Liquidation
   Preference $1,500,000) (Note 11)            2,750           2,750
 Series B Convertible Preferred Stock,
   $.01 par value, 750,000 shares
   authorized and -0- and 750,000
   shares outstanding (Liquidation
   Preference $750,000) (Note 11)               -0-            7,500
 Common stock, $.01 par value, 40,000,000
   shares authorized; 6,911,515 and
   11,503,252 shares issued and
   outstanding (Note 12)                      69,115         115,032
 Additional paid-in capital               18,238,940      25,499,269
 Accumulated deficit                     (11,090,863)    (19,980,892)
                                         -----------     -----------
     Sub-total                             7,219,942       5,643,659

 Less Treasury Stock (Note 13)                  -0-       (1,569,609)
                                         -----------     -----------
     Total Stockholders' Equity            7,219,942       4,074,050
                                         -----------     -----------
     Total Liabilities and Stockholders'
       Equity                            $15,968,699     $39,294,943
                                         ===========     ===========
<F/N>
See accompanying summary of accounting policies and notes to condensed consolidated financial statements.
                                        -3-
/TABLE

                           UStel, Inc.
              Condensed Consolidated Statements of Operations
                           (Unaudited)
                                           Three Months Ended             Nine
Months Ended
                                             September 30,
September 30,
                                        ---------------------------------------------------------
                                             1997         1998           1997
          1998
                                         -----------   -----------
------------    -----------
Revenues                                 $ 6,533,388   $10,164,539   $
18,101,835   $ 24,511,848
                                         -----------   -----------
------------   ------------
Operating expenses
 Cost of services sold                     5,303,454     8,354,486
14,147,561     19,264,880
 Selling                                     163,887       559,224
1,397,641      1,206,484
 General and administrative                3,461,556     6,479,866
5,292,431     10,357,575
 Depreciation and amortization               154,031       448,201
337,355        790,807
                                          ----------   -----------
------------   ------------
    Total operating expenses               9,082,928    15,841,777
21,174,988     31,619,746
                                          ----------   -----------
------------   ------------
Loss from operations                      (2,549,540)   (5,677,238)
(3,073,153)    (7,107,898)

Interest income                                5,413         6,812
26,305         21,605

Interest expense                            (126,975)   (1,030,573)
(428,232)    (1,803,736)
                                         -----------   ------------
------------   ------------
     Net loss                            $(2,671,102)  $(6,700,999)  $
(3,475,080)  $ (8,890,029)
                                         ===========   ============
============   ============
Net loss per common
 shareholder                                 $ (0.40)      $ (0.58)       $
(0.68)      $ (1.04)
                                             =======      ========
========       ========
Weighted average number of common
 shares outstanding                        6,622,031     11,499,595
5,129,826      8,523,166
                                           =========      =========
=========      =========

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.


















                                             -4-

                           UStel, Inc.
   Condensed Consolidated Statements of Changes in Stockholders' Equity
                Nine Months Ended September 30, 1998
                           (Unaudited)
                                                                     Additional
                            Preferred Stock        Common Stock        Paid-In
   Accumulated         Treasury
                          Shares      Amount     Shares     Amount     Capital
     Deficit             Stock        Total

Balance, January 1, 1998    275,000  $ 2,750    6,911,515   $ 69,115
$18,238,940  $(11,090,863)   $       -0-     $ 7,219,942

Issuance of Common Stock
 for Investor relations
 contract (Note 12)                               100,000      1,000
76,000          -0-             -0-          77,000
Issuance of Common Stock
 for acquisition of
 sub-agent contracts
 (Note 12)                                         41,737        417
38,628          -0-             -0-          39,045
Issuance of Common Stock
 for acquisition of
 Arcada Communications,
 Inc. (Notes 6 and 12)                          4,200,000     42,000
3,678,864          -0-             -0-       3,720,864
Issuance of Preferred Stock
 Series B for acquisition of
 Arcada Communications,
 Inc. (Notes 6 and 11)      750,000    7,500
447,857          -0-             -0-         455,357
Issuance of Common Stock
 to Sutro & Co. in
 connection with Arcada
 Communications, Inc.
 (Notes 6 and 12)                                 150,000      1,500
131,388          -0-             -0-        132,888
Issuance of Common Stock
 to Catalyst Financial in
 connection with Arcada
 Communications, Inc.
 (Notes 6 and 12)                                 100,000      1,000
87,592          -0-             -0-         88,592
Value of Original Issue
 Discount (Note 6)            -0-       -0-          -0-        -0-
2,800,000          -0-             -0-      2,800,000
Acquisition of Treasury Stock
                     (1,569,609)   (1,569,609)
Net loss for period           -0-       -0-          -0-        -0-
-0-     (8,890,029)           -0-     (8,890,029)
                         ----------  -------   ----------   --------
-----------  ------------     -----------   -----------
Balance, Sept.30, 1998    1,025,000  $10,250   11,503,252   $115,032
$25,499,269  $(19,980,892)    $(1,569,609)  $ 4,074,050
                         ==========  =======   ==========   ========
===========  ============     ===========   ===========

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

                            UStel, Inc.
             Condensed Consolidated Statements of Cash Flows
                   Increase (Decrease) in Cash
                           (Unaudited)
                                                Nine Months Ended September 30,
                                                    1997            1998
Cash flows from operating activities:
 Net loss                                      $ (3,475,080)   $ (8,890,029)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                    363,740         790,807
   Provisions for losses on accounts receivable   1,597,085       2,656,716
   Increase (decrease) from change in:
    Accounts receivable                          (1,195,417)     (2,368,028)
    Prepaid expenses and other                      (43,013)       (297,598)
    Accounts payable and accrued expenses         2,674,707       4,927,955
    Other items                                     (38,848)        111,107
                                               ------------    ------------
 Net cash sources (uses) in operating activities   (116,826)     (3,069,070)
                                               ------------    ------------
Cash flows from investing activities:
 Purchase of equipment                             (730,777)     (1,301,165)
 Acquisition of Arcada Communications, Inc.
  net of cash acquired                                 -0-       (6,409,716)
 Costs of offering and acquisition program         (429,399)        328,466
 Cost of treasury stock - cash portion                 -0-         (758,000)

                                               ------------    ------------
Net cash used in investing activities            (1,160,176)     (8,140,415)
                                               ------------    ------------
Cash flows from financing activities:
 Proceeds from notes payable - banks             18,011,118      12,494,986
 Proceeds from notes payable-Goldman Sachs CP          -0-       26,627,435
 Proceeds from related party debt                    24,500            -0-
 Proceeds from sale of common stock               6,345,531            -0-
 Payments on related parties debt                  (108,500)        (55,536)
 Payments on other debt                         (22,815,619)    (25,265,960)
 Costs of borrowing                                    -0-         (873,555)
                                               ------------    ------------
Net cash provided by financing activities         1,457,030      12,927,370
                                               ------------    ------------
Net increase in cash                                180,028       1,717,885
Cash, beginning of period                           225,926         135,689
                                               ------------    ------------
Cash, end of period                            $    405,954    $  1,853,574
                                               ============    ============
Supplemental Data:

Interest Paid                                  $    365,346    $    966,860
Income Taxes Paid                                     4,753           6,860
<F/N>
See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

                  UStel, Inc. and Subsidiaries
                 Summary of Accounting Policies

The Company

UStel, Inc. (the "Company") was formed on March 11, 1992 as a long-distance telephone service provider. The Company offers competitive discounted calling plans which are available to customers in the United States, Puerto Rico, and the Virgin Islands. On January 12, 1994, the Company effected a recapitalization of its capital stock in connection with its re-incorporation in Minnesota. In connection with the recapitalization, the Company exchanged all its outstanding Common Stock (1,000 shares) for 950,000 shares of the reincorporated company's Common Stock. Accordingly, the financial statements were retroactively restated.

Financial Statements

This quarterly statement on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto filed on Form 10-KSB for the year ended December 31, 1997.

Principles of Consolidation

The balance sheets reflects the accounts of UStel, Inc., and its wholly-owned subsidiaries Consortium 2000, Inc. (Consortium) and Arcada Communications, Inc. (Arcada)(acquired June 25, 1998 - see Note 6). The condensed consolidated statement of operations for the nine-month period ended September 30, 1997 does not include the results of operations of any of the operations of Arcada and Will Call; these companies were acquired after September 30, 1997. The condensed consolidated statement of operations for the nine-month period ended September 30, 1997 does not include the results of operations of Consortium and Pacific for the first six months of 1997; these companies were acquired in July 1997. The condensed consolidated statements of operations for the three month and nine month periods ended September 30, 1998 do not include the results of operations for Arcada for the first six months of 1998 because it was effectively acquired at the end of the second quarter of 1998. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized upon completion of the telephone call.

Property And Equipment

Equipment is stated at cost with depreciation provided over the estimated useful lives of the respective assets on the straight-line basis ranging from five to fifteen years. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the term of the lease.

Deferred Charges

                  UStel, Inc. and Subsidiaries
                 Summary of Accounting Policies (Continued)

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

For the purpose of calculating loss per share for the nine months ended September 30, 1997, net loss was increased by $722,000 for deemed dividend to the preferred shareholder as a result of the January 24, 1997 change in the conversion features of the Series A Convertible Preferred Stock (see Note 11).

Loss per share is based on the weighted average number of Common Stock outstanding during each period presented. For three and nine-month periods ended September 30, 1997 and 1998, outstanding stock options, warrants and convertible preferred stock and debentures outstanding are not included in the diluted earnings per share calculation since their effect would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions

                  UStel, Inc. and Subsidiaries
                 Summary of Accounting Policies (Continued)


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

Concentrations of Credit Risk

The Company maintains cash balances at several financial institutions. Deposits not to exceed $100,000 are insured by the Federal Deposit Insurance Corporation. At September 30, 1998, the Company had uninsured cash of $906,244.

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

SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Also in accordance with SFAS No. 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based compensation is measured at the grant date on the value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair market value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

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

Reporting On The Costs of Start-Up Activities

Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," (SOP 98-5) issued by the Accounting Standards Executive Committee is effective for financial statements beginning after December 15, 1998. SOP 98-5 requires that the costs of start-up activities should be expenses as incurred. At the time of adopting this SOP, the initial application should be reported as the cumulative effect of a change in accounting principles. At June 30, 1998 the Company had net unamortized start-up costs of $74,864 and had written off this asset in the accompanying financial statements.

Accounting For Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities" effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. The Company does not expect the adoption

                  UStel, Inc. and Subsidiaries
                 Summary of Accounting Policies (Continued)

of SFAS No. 133 to have a material impact, if any, on its results of operations, financial position or cash flows.

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

                       UStel, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 1 - Management's Plan

The Company has suffered recurring losses from operations and had a net loss of $4,869,814 and $8,890,029 for the year ended December 31, 1997 and the nine months ended September 30, 1998, respectively. Also, as of December 31, 1997 and September 30, 1998 the Company had a working capital deficit of $569,822 and $22,431,339, respectively (see Note 6 regarding reclassification of Goldman Sachs Note Payable). The Company's financial condition raised substantial doubt about the Company's ability at December 31, 1997 to continue as a going concern. The audited financial statements at December 31, 1997 led the Company's independent auditors, BDO Seidman LLP, to include in their opinion a "Going Concern" paragraph. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The merger between the Company and S. V. V. Sales Corp. (Arcada) (see Note 6) has not produced the expected synergies contemplated by the merger. The Company has disclosed that it had not met its profitability goals for the third quarter of 1998 due to the sluggish pace of integrating Arcada operations. Accordingly, the Company has launched a major re-structuring aimed at improving its declining financial condition and accelerating the integration of all operations. In this regard, the Company hired Starshak & Associates, Inc., in July 1998 to assist the Company with certain financial and accounting operations and the integration of accounting systems, coordinate compliance matters with respect to the Loan and Security Agreement and integrate the Company's operations and management objectives. Additionally, in September 1998 the Company hired Cornwell Consulting Services, Inc. (Cornwell) to analyze and evaluate all of the operational, management, financial and strategic issues facing the Company. Cornwell completed its analysis and evaluation in October 1998 and the Company has begun implementing the initiatives recommended by Cornwell. These initiatives include (I) recruiting and hiring a Chief Executive Officer, Chief Financial Officer/Controller and Vice President, Sales and Marketing, (ii) recruiting additional board members with telecommunications expertise, (iii) closing the Las Vegas and Culver City offices and realizing a corresponding reduction in operational costs and employees, (iv) eliminating duplicative overhead and integrating operations with respect to various billing and accounting, customer service and credit and collections functions, (v) developing a sales and marketing strategy designed to create greater brand identity, competitive product offerings with higher volume sales and more attractive gross margins,
(vi) hiring an investment banking firm to assist the Company with analyzing and implementing the Company's strategic growth plan and (vii) consolidating all operations in the Company's headquarters located in Seattle WA. Further, the Company's restructuring is designed to reduce the number of switches required for transferring switchless customers to a "switch" platform, further negotiate its carrier contracts to achieve more competitive pricing terms and restructure the duties and responsibilities of certain management personnel and otherwise continue to reduce its work force. In addition, the Board of Directors has formed an independent committee of the Board which has hired its own counsel and retained forensic auditors to

                       UStel, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 1 - Management's Plan (Continued)

carefully review the Company's acquisition of Arcada.

A portion of the Company's review and restructuring has resulted in additions to its allowance for bad debts on trade accounts receivable, recognition of additional expense for disputed credits with its source for long distance traffic and additions to its reserves for charges relating to reduction in work force and consolidation in its operations and amounts for settlement of legal disputes. These additional reserves are more fully discussed in Note 17 of Notes to Condensed Consolidated Financial Statements.

Note 2 - Interim Financial Statements

The interim condensed consolidated financial statements for the three-month periods and the nine-month periods ended September 30, 1997 and September 30, 1998 are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. The results of operations for the three-month period and nine-month period ended September 30, 1998 are not necessarily indicative of the results for the entire year.

Note 3 - Deferred Charges

Deferred charges consist of the following:

                                              December 31,    September 30
                                                  1997            1998

 Development costs                            $  111,437      $  111,437
 Acquisition costs - Arcada                      365,966            -0-
 Offering costs                                   34,361            -0-
 Loan fees                                       274,478       1,411,359
 Calling card program                            138,108         138,108
 Deposits and other                              321,128       1,031,220
                                              ----------      ----------
                                               1,245,478       2,692,124
 Accumulated amortization                       (262,540)       (714,461)
                                              ----------      ----------
                                              $  982,938      $1,977,663
                                              ==========      ==========

Note 4 - Related Party Receivables

At December 31, 1997 and September 30, 1998, the Company has amounts due from various related parties relating to loans as follows:

                       UStel, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 4 - Related Party Receivables (Continued)

                                               December 31, September 30,
                                                    1997        1998
    Loans:
     Related entities..........................$ 337,329       $ 339,984
     Officers..................................  102,904         100,857
     Employees.................................    8,075          12,200
                                               ---------       ---------
                                                 448,308         453,041
     Less allowance for bad debt                (100,000)       (100,000)
                                               ---------       ---------
                                               $ 348,308       $ 353,041
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

Because the Company's Common Stock received by the shareholders in the transaction had not been registered by the Company with the Securities and Exchange Commission by April 23, 1998, the shareholders of Pacific Communications, Inc. have the right to put, i.e., to sell back to the Company 100% of the shares of the Company Common Stock received from the Company in the transaction. The price at which the shares must be purchased by the Company upon exercise of the put option is $3.81 per share. The transaction was accounted for as a purchase of the assets and liabilities were recorded at their fair values and the operations were included as of the date of the acquisition. Goodwill created in the acquisition is being amortized over twenty years.

See Note 13, where to sellers of Pacific Cellular have exercised the "Put" option of shares of the Company received for Pacific Cellular and the Company has re-acquired those shares as treasury shares.

On October 1, 1997, the Company completed the acquisition of Will Call Communications in exchange for an aggregate of 38,737 shares of the Common

                       UStel, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 5 - 1997 Acquisitions (Continued)

Stock of the Company. The transaction was accounted for as a purchase as the assets and liabilities were recorded at their fair values and the operations were included as of the date of the acquisition. Goodwill created in the acquisition is being amortized over twenty years.

Note 6 - Acquisition of S. V. V. Sales Corp. and Loan and Security Agreement

On June 25, 1998 the Company completed the acquisition of S. V. V. Sales Corp. (Arcada), a privately held switch-based interexchange carrier based in Seattle, WA. As consideration for this acquisition, the Company issued to the Arcada shareholders 4,200,000 shares of UStel, Inc., Common Stock (valued at $3,720,864), $750,000 in 14.75% Convertible Subordinated Debentures (see Note
9), $750,000 in Series B Convertible Preferred Stock (valued at $455,357 - see
Note 11), paid $5,000,000 in cash and issued a note for $520,388. The Company also granted an aggregate of 585,000 stock options to certain Arcada employees. The transaction was accounted for as a purchase as the assets and liabilities were recorded at their fair values and the operations were included as of the date of the acquisition. Goodwill created in the acquisition is being amortized over twenty years.

Concurrent with the Closing of the acquisition of Arcada, the Company entered into a Loan and Security Agreement (the Loan Agreement) dated as of June 25, 1998 between Coast Business Credit and Goldman Sachs Credit Partners L.P. on the one hand (the Lenders) and the Company and Arcada on the other hand (the Borrowers) whereby the Lenders agreed to lend the Company up to a maximum of $35,000,000, secured by all the assets of the Company. The Loan Agreement provides that the $35,000,000 in financing is to be divided among a $12,500,000 revolving accounts receivable line of credit, a $15,000,000 term loan and a $7,500,000 equipment purchase facility. The Loan Agreement also provides for additional advances from time to time for acquisitions acceptable to the Lenders in their sole and absolute discretion.

The Term Loan is to be repaid through monthly principal payments of $200,000 commencing February 1999 and increasing to $300,000 per month during the period February 2000 through maturity of the loan in July 2003. The Equipment Loan is to be repaid in forty-eight monthly principal installments of $18,913 that commenced in July 1998.

The Company is required under the terms of the carrier agreements to provide Letters of Credit to certain wireless carriers. These Letters of Credit total approximately $250,000 and have not yet been provided which is a violation of these carrier agreements.

As part of the transaction, the Lenders received five year warrants to acquire shares of Common Stock of the Company. The warrants contain registration rights. The following table sets forth the number of shares subject to the

                       UStel, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 6 - Acquisition of S. V. V. Sales Corp. and Loan Security Agreement (Continued)

warrants issued to the Lenders and the exercise price per share:

     NUMBER OF SHARES             EXERCISE PRICE
     SUBJECT TO WARRANTS            PER SHARE

         7,500,000                    $1.00
         1,000,000                     1.50
         2,000,000                     3.00
         2,000,000                     5.00

        12,500,000

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

The warrants issued in connection with the Arcada acquisition were valued at $2,800,000 using the Black-Sholes valuation method and are recorded as an original issue discount to be amortized over the term of the Loan Agreement. The original issue discount asset is being amortized over a sixty-month period that commenced July 1998.

The Company is in violation of financial loan covenants including minimum net revenues, minimum gross profit, minimum EBITDA, minimum tangible net worth, minimum debt service coverage ratio, minimum availability and certain other loan covenants as of September 30, 1998, under the Loan Agreement. On November 16, 1998 the Company entered into a Term Sheet with Coast Business Credit and Goldman Sachs Credit Partners L.P. The Term Sheet, which contemplates, among other things, amending certain financial covenants set forth in the Loan and Security Agreement, securing a waiver from the lenders for all events of default currently existing under the Loan and Security Agreement, receiving funding in excess of that provided for under the terms set forth in the Loan and Security Agreement and establishing certain other terms and conditions associated with the operations of the Company and the relationship between the Company, Coast Business Credit and Goldman Sachs Credit Partners L.P. This Term Sheet is attached to this Form 10-QSB as
Exhibit 10.74.

Note 7 - Notes Payable to Bank

In December 1995, the Company obtained a Senior Credit Facility ("Credit

                       UStel, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 7 - Note Payable To Bank (Continued)

Facility" and "Line") in the amount of up to $5 million with an asset-based lender. Amounts drawn under the Credit Facility accrue interest at a variable rate equal to the Bank of America Reference Rate plus 2% per annum. The Line is secured by accounts receivable and all of the Company's other assets.

Under the Credit Facility, the Company could borrow up to an amount which is the lesser of $5 million or up to 85% of the Company's eligible receivables. Subject to the $5 million maximum borrowing, in addition to amounts supported by receivables, the Company could borrow on a 36-month term loan basis up to the lesser of $1.5 million or a formula amount based on the fair value of new equipment and the liquidation value of existing equipment. Amounts outstanding under the Credit Facility at December 31, 1997 was $3,338,592. This Credit Facility was paid off at June 30, 1998, when it had a balance of $4,561,551, by use of a portion of the proceeds in the Loan Agreement ($4,311,551) discussed in Note 6 and the issuance of a 12-month note in the amount of $250,000. The outstanding balance on this note was $187,501 at September 30, 1998.

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

As of September 9, 1996, the Company was indebted for telecommunications service to WilTel, its primary long distance carrier, in the amount of $5,595,963 (before application of certain volume discounts available under the transmission service contract)(the "1996 Promissory Note"). Payment of this amount was settled by paying required amounts over the second half of 1996 and the Company's agreement to execute a promissory note in the amount of $3,860,275. The 1996 Promissory note bore interest at the rate of 15% per annum through November 14, 1996 and 18% thereafter and was secured by a second lien on all the Company's assets. The 1996 Promissory Note was also guaranteed by Consortium 2000 and secured by certain assets of Consortium 2000. On February 28, 1997, the principal balance and accrued interest under the promissory note was paid in full from proceeds of a public offering. The amount outstanding on the 1996 Promissory Note, $3,707,239, was paid off in February 1997.

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

As a part of the consideration in the acquisition of Arcada (see Note 6), the Company assumed the obligation for payment of a note payable to one of the selling shareholders of Arcada in the amount of $520,388. The principal on this note was due in twelve equal monthly installments, plus interest of 10%, commencing in July 1998. The Company is in default for payments due subsequent to July 1998. The outstanding balance of this note is $486,609.

Note 9 - Convertible Subordinated Debentures

In January 1994, the Company issued 12% Convertible Subordinated Debentures ("12.00% Debentures") in the aggregate amount of approximately $500,000. The 12.00% Debentures bear interest at the rate of 12% per annum, payable on the first day of each calendar quarter. Principal and accrued interest will be due and payable on or before December 31, 1998. At any time prior to the payment in full, the Debentures can be converted into shares of the Company's Common Stock at the rate of $7.00 per share, subject to adjustment (as defined).

On June 25, 1998 in conjunction with the acquisition of Arcada, the Company issued $750,000 of 14.75% Convertible Debentures (14.75% Debentures) to selling shareholders of Arcada. These 14.75% Debentures bear interest at the annual rate of 14.75% payable quarterly commencing September 25, 1998. The 14.75% Debentures are interest only until such time as the Loan Agreement (see
Note 6) has been paid in full, at which time the 14.75% Debentures become payable in eight equal quarterly installments of principal plus accrued interest on the outstanding amount. The 14.75% Debentures are convertible into an aggregate of up to 382,653 shares of the Company's Common Stock, as adjusted, for such things as stock splits, stock dividends and other similar dilutive occurrences. The Company is currently in default on payment of interest on this series of debentures.

Note 10 - Commitments And Contingencies

Legal Proceedings

Columbia Capital Corporation v. UStel, Inc.  This action seeks recovery for an

                       UStel, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 10 - Commitments and Contingencies (Continued)

alleged non-payment owed to Columbia by the Company under a Finder's Fee Agreement. The complaint of breach of contract specifically alleges that Columbia is owed the sum of $499,173 as a "break-up" fee by the Company. The Company is contesting the complaint and believes the lawsuit is without merit. No provision has been made for this lawsuit.

Kamel Nacif v. UStel, Inc. This action has been brought by certain shareholders of the Company, in the state of Minnesota where the Company is domiciled, to enforce Shareholders' Dissent and Appraisal Rights under that states statutes. Plaintiffs brought this action as a result of the merger of
S. V. V. Sales Corp. (Arcada) with and into a wholly-owned subsidiary of the Company. This merger enabled plaintiff to exercise dissent and appraisal rights under Minnesota statutes and plaintiffs have demanded the fair value of their shares. The Company was notified of this action on November 9, 1998 and counsel for the Company has not yet had a chance to respond to the action. However, the Company has reflected the re-acquisition of 345,890 shares of its common stock as treasury shares at a value of $411,609 in the accompanying statements.

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

On January 24, 1997, the Company agreed to amend the terms of the Preferred A to change the conversion ratio from 1:1 to 1.3636:1. As a result of this change, the 550,000 shares of Preferred A became convertible into 749,980 shares of the Company's Common Stock. This amendment in the terms of Preferred A resulted in a deemed dividend of $722,000 at that time. During May 1997, 275,000 shares Preferred A were converted into 374,990 shares of Common Stock.

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

These shares of Preferred B are convertible into an aggregate of up to 382,653 shares of Common Stock, as adjusted, for such things as stock splits, stock dividends and other similar dilutive occurrences and assuming no default in the payment of dividends. The Company is currently in default on payment of dividends on this series of preferred stock.

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

In 1998 the Company issued 100,000 of its Common shares to an independent consulting firm in exchange for the services of that consulting firm over a period commencing January 1, 1998 and ending one year after the date on which the Company completes a registration statement on Form S-3 that registers the shares granted under the agreement between the parties. The agreement called for an investor relations program conducted by the consultants and payment of a minimum monthly retainer of $7,500. This contract has been terminated.

In 1998 the Company entered into an agreement with one of the independent

                       UStel, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 12 - Common Stock (Continued)

agents of its subsidiary, Consortium 2000, whereby that agent became an employee of that subsidiary. A portion of the compensation of the individual involved a series of quarterly payments, in the form of the Company's Common Stock in exchange for liquidation of commission obligations of the subsidiary to that individual and his former company. Through September 30, 1998 a total of 41,737 shares of Common Stock had been issued in exchange for liquidation of commissions owed to the agent.

Note 13 - Acquisition of Treasury Stock

In connection with the acquisition of Pacific Cellular in July 1997 (Note 5), the Company issued 304,014 of its previously unissued shares of Common Stock. The shareholders of Pacific Communications, Inc. have the right to put, i.e., to sell back to the Company 100% of the shares of the Company Common Stock received from the Company in the transaction because the Company's Common Stock received by the shareholders in the transaction had not been registered by the Company with the Securities and Exchange Commission by April 23, 1998. The price at which the shares must be purchased by the Company upon exercise of the put option is $3.81 per share. On June 25, 1998 the Company paid $758,000 and issued a note payable in the amount of $400,000 to honor the "Put" of those shares. The underlying shares were simultaneously tendered into an escrow account with the expectation that some or all of the shares would be sold to satisfy the remaining amount owed.

Note 14 - Income Taxes

At December 31, 1997, the Company has available net operating loss carryforwards of approximately $12,040,066 for income tax purposes, which expire in varying amounts through 2012. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change in control occurred during 1994. As a result, $3,208,000 of the net operating loss carryforwards are subject to limitation. The net operating loss carryover may be utilized at a rate of approximately $402,000 per year.

The net operating loss carryforward generated a deferred tax asset of approximately $4,454,825 as of December 31, 1997. The deferred tax asset was not recognized since it is more likely than not that they will not be
realized.   Accordingly, a 100% valuation allowance was provided.

Note 15 - Forensic Audit

An independent committee of the Company's Board of Directors has engaged its own independent counsel who retained forensic auditors to carefully review the Company's acquisition of Arcada Communications, Inc. (see Note 6).

Note 16 - Proposed Nasdaq Delisting

The Company has received notification from the Nasdaq Stock Market that it is

                       UStel, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 16 - Proposed Nasdaq Delisting (Continued)

not in compliance with Nasdaq's requirements for continued listing on the Nasdaq Small Cap Market and that, consequently, Nasdaq will seek to delist the Company's securities.

In response to this notification, the Company has requested an oral hearing to further address Nasdaq's concerns and present the Company's proposal for satisfying the continued listing requirements. An oral hearing has been scheduled for November 20, 1998 in Washington, D. C.

The Company is not in compliance with the net tangible assets, net income, market capitalization requirements for continued listing on the Nasdaq Small Cap Market. In addition, the Company is not in compliance with the minimum bid price requirement for continued listing, nor are there the required number of market makers for the Company's warrants.

Note 17 - Restructuring and Review

As a result of the difficulties the Company has experienced in integrating the operations of Arcada, management launched a major restructuring and review aimed at improving its declining financial condition. The review included analyses of the appropriate carrying value of certain assets and reserves for possible losses.

Management has completed a review of the collectability of its trade accounts receivable and, as a result, has increased its allowance for bad debts by $1,975,000, to provide additional reserves for certain trade accounts receivable previously thought to be collectable.

An additional reserve of $1,118,851 was accrued at September 30, 1998 relating to certain credits with WorldCom, the Company's principle carrier, that had previously been recorded and have been disallowed by the carrier. The credit disputes are ongoing; however, management believes that the likelihood of receiving some of the credits is less than previously estimated.

Note 18 - Option To Buy Common Stock

On September 18, 1998, an option to buy 8,000,000 shares of the Company's $0.01 par value per share common stock was issued to Eurocom Communications, Ltd. (Eurocom) of Tel Aviv, Israel. The option expired on November 17, 1998 and allowed Eurocom to buy the shares at an exercise price of $0.75 per share. If the option was exercised, Eurocom would have acquired approximately 41% of the Company's then outstanding common stock. Eurocom has stated in its
Section 13(D) filing with the Securities and Exchange Commission that the purpose of the acquisition of the Company's securities is in order to acquire control of the Company.

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

As a result of competition in the industry, UStel has since the beginning of 1997 experienced a decline in operating margins due to a decline in revenue per minute of usage from its customer base. While management of UStel is attempting to mitigate this trend by achieving greater cost efficiency from the acquisition of additional switches and providing a broader range of value added services which may allow for higher pricing, there can be no assurance that UStel will be successful in these efforts.

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

The Company has suffered recurring losses from operations and had a net loss of $4,869,814 and $8,890,029 for the year ended December 31, 1997 and the nine months ended September 30, 1998, respectively. Also, as of December 31, 1997 and September 30, 1998 the Company had a working capital deficit of $569,822 and $22,431,339, respectively (see Note 6 regarding reclassification of the Loan Agreement). The Company's financial condition raised substantial doubt about the Company's ability at December 31, 1997 to continue as a going concern. The audited financial statements at December 31, 1997 led the Company's independent auditors, BDO Seidman LLP, to include in their opinion a "Going Concern" paragraph. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The merger between the Company and S. V. V. Sales Corp. (Arcada) (see Note 6) has not produced the expected synergies contemplated by the merger. The Company has disclosed that it had not met its profitability goals for the third quarter of 1998 due to the sluggish pace of integrating Arcada operations. Accordingly, the Company has launched a major re-structuring aimed at improving its declining financial condition and accelerating the integration of all operations. In this regard, the Company hired Starshak & Associates, Inc., in July 1998 to assist the Company with certain financial and accounting operations and the integration of accounting systems, coordinate compliance matters with respect to the Loan and Security Agreement and integrate the Company's operations and management objectives. Additionally, in September 1998 the Company hired Cornwell Consulting Services, Inc. (Cornwell) to analyze and evaluate all of the operational, management, financial and strategic issues facing the Company. Cornwell completed its analysis and evaluation in October 1998 and the Company has begun implementing the initiatives recommended by Cornwell. These initiatives include (I) recruiting and hiring a Chief Executive Officer, Chief Financial Officer/Controller and Vice President, Sales and Marketing, (ii) recruiting additional board members with telecommunications expertise, (iii) closing the Las Vegas and Culver City offices and realizing a corresponding reduction in operational costs and employees, (iv) eliminating duplicative overhead and integrating operations with respect to various billing and accounting, customer service and credit and collections functions, (v) developing a sales and marketing strategy designed to create greater brand identity, competitive product offerings with higher volume sales and more attractive gross margins,
(vi) hiring an investment banking firm to assist the Company with analyzing and implementing the Company's strategic growth plan and (vii) consolidating all operations in the Company's headquarters located in Seattle WA. Further, the Company's restructuring is designed to reduce the number of switches required for transferring switchless customers to a "switch" platform, further negotiate its carrier contracts to achieve more competitive pricing terms and restructure the duties and responsibilities of certain management personnel and otherwise continue to reduce its work force. In addition, the Board of Directors has formed an independent committee of the Board which has hired its own counsel and retained forensic auditors to carefully review the Company's acquisition of Arcada.

Operationally, the restructuring addresses a reduced number of switches placed in high usage areas, a renegotiation of its carrier contracts and a substantial reduction in work force. In addition, the Board of Directors has formed an independent committee of the board, which has its own counsel, who retained forensic auditors to carefully review the Company's acquisition of Arcada.

A portion of the Company's review and restructuring has resulted in additions to its allowance for bad debts on trade accounts receivable, recognition of additional expense for disputed credits with its source for long distance traffic and additions to its reserves for charges relating to reduction in work force and consolidation in its operations. These additional reserves are more fully discussed in Note 17 of Notes to Condensed Consolidated Financial Statements.

Loan and Security Agreement

Concurrent with the Company's acquisition of Arcada, the Company entered into a Loan and Security Agreement (the Loan Agreement) dated as of June 25, 1998 between Coast Business Credit and Goldman Sachs Credit Partners L.P. on the one hand (the Lenders) and the Company and Arcada on the other hand (the Borrowers) whereby the Lenders agreed to lend the Company up to a maximum of

$35,000,000, secured by all the assets of the Company. The Loan Agreement provides that the $35,000,000 in financing is to be divided among a $12,500,000 revolving accounts receivable line of credit, a $15,000,000 term loan and a $7,500,000 equipment purchase facility. The Loan Agreement also provides for additional advances from time to time for acquisitions acceptable to the Lenders in their sole and absolute discretion.

The Term Loan is to be repaid through monthly principal payments of $200,000 commencing February 1999 and increasing to $300,000 per month during the period February 2000 through maturity of the loan in July 2003. The Equipment Loan is to be repaid in forty-eight monthly principal installments of $18,913 that commenced in July 1998.

The Company is in violation of financial loan covenants including minimum net revenues, minimum gross profit, minimum EBITDA, minimum tangible net worth, minimum debt service coverage ratio, minimum availability and certain other loan covenants as of September 30, 1998, under the Loan Agreement. On November 16, 1998 the Company entered into a Term Sheet with Coast Business Credit and Goldman Sachs Credit Partners L.P. The Term Sheet, which contemplates, among other things, amending certain financial covenants set forth in the Loan and Security Agreement, securing a waiver from the lenders for all events of default currently existing under the Loan and Security Agreement, receiving funding in excess of that provided for under the terms set forth in the Loan and Security Agreement and establishing certain other terms and conditions associated with the operations of the Company and the relationship between the Company, Coast Business Credit and Goldman Sachs Credit Partners L.P. This Term Sheet is attached to this Form 10-QSB as
Exhibit 10.74.


Results of Operations

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

Comparison of Results of Operations--Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997:

Revenues for the three months ended September 30, 1998 were $10,164,539 as compared to $6,533,388 for the three months ended September 30, 1997. The increase in revenues in 1998 was the result of expansion from a customer base of 18,000 at January 1, 1997 to a customer base in excess of 35,000 at September 30, 1998. Growth in revenue has been affected by increasing competition in the long distance telecommunications marketplace and the Company's need to shift to products with less gross margin to enable it to compete. The growth in the Company's customer base and acquisitions have accounted for most of the growth in periodic revenues. Revenues were also affected by the acquisitions of Consortium 2000 and Pacific Cellular during the second half of 1997, which accounted for combined revenues of $2,000,867 in the third quarter of 1998. Revenues were also affected by the acquisition of Arcada Communications at the end of the second quarter of 1998, which had revenues of $3,116,425 in the third quarter of 1998. It is expected that future revenues will continue to be affected by these acquisitions.

Cost of services sold for the three months ended September 30, 1998 was $8,354,486 as compared to $5,303,454 for three months ended September 30, 1997. The increase in cost of services sold, similar to the increase between periods in revenue, was the result of the expansion in the Company's customer base and recent acquisitions. Cost of services sold for the quarter ended September 30, 1998 includes a provision made at that date for additional reserves of $1,118,851 relating to certain credits with WorldCom, the Company's primary carrier, that had previously been recorded and have been disallowed by the carrier. The credit disputes are ongoing; however, management believes that the likelihood of receiving some of the credits is less than previously estimated. Cost of services sold for the three months ended September 30, 1998 (excluding the aforementioned additional reserve) was 71.2% of the revenues produced in the three months ended September 30, 1998. Cost of services sold for the three months ended September 30, 1997 was 81.2% of the revenues produced in that period of 1997. This decrease in the cost of services sold, as a percentage of revenues, reflects the increasing contribution of the business of Pacific Cellular, which has a higher gross margin, and higher margin switched based traffic of Arcada. The Company's gross margin continues to be impacted by competition in the long distance telecommunications marketplace. Consequently, the Company's products are priced to reflect these competitive pressures.

General and administrative expenses for the three months ended September 30, 1998 were $6,479,866 as compared to $3,461,556 for the three months ended September 30, 1997. General and administrative expenses for the three month period ended September 30, 1998 included an addition to the allowances for bad debts in the amount of $1,975,385 and an addition to the reserve for severance and restructuring in the amount of $600,000 resulting from management's review
of operations and the plans for restructuring of the Company.   The increase
in general and administrative expenses reflects the addition of Consortium 2000 and Pacific Cellular, which were acquired in July 1997, and Arcada Communications, which was acquired at the end of the second quarter of 1998.

Selling expenses for the three months ended September 30, 1998 were $559,224 as compared to $163,887 for the three months ended September 30, 1997. The increase is attributable to the additions of Pacific Cellular and Arcada Communications, offset by the elimination of certain selling expenses in 1998 as a result of the consolidation of Consortium 2000 with the Company.

Depreciation and amortization for the three months ended September 30, 1998 was $448,201 as compared to $154,031 for the three months ended September 30, 1997. Depreciation for the three months ended September 30, 1998 was $216,531 as compared to $104,149 for the three months ended September 30, 1997. The increase in depreciation was the result of the Company's increasing investments in telephone switching equipment and facilities to handle increased telephone traffic and increased investment in the computer hardware and software that supports the operations of the telephone equipment and related billing activities. The Company's investment in these fixed assets increased from approximately $2,717,000 at January 1, 1997 to approximately $3,742,000 at September 30, 1998, exclusive of the acquisition of Arcada.

During the three months ended September 30, 1998, the Company reported a loss from operations of $5,677,238 (which amount includes the reserves for credit disputes, additional allowance for bad debts and reserves for severance and restructuring) versus a loss from operations of $2,549,540 for the three months ended September 30, 1997.

Interest expense for the three months ended September 30, 1998, was $1,030,573 (including amortization of loan fees in the amount of ($335,854) as compared to $126,975 (including amortization of loan fees in the amount of $19,764) for the three months ended September 30, 1997. In December, 1995, the Company obtained a senior credit facility (the "Credit Facility") from a finance company in the amount of up to $5,000,000. This Credit Facility bore interest at the Bank of America Reference Rate plus 2% per annum, with a minimum of $15,000 interest expense per month. On June 30, 1998 this Credit Facility was replaced by the Loan and Security Agreement with Goldman Sachs Credit Partners L.P. and Coast Business Credit. Interest expense charged on the Loan and Security Agreement for the three months ended September 30, 1998 was $539,098 excluding amortization of related loan fees over sixty months, the period of the credit agreement.

Interest income for the three months ended September 30, 1998 was $6,812 principally from the Company's accrual of interest on related party loans, as compared to $5,413 for the three months ended September 30, 1997.

During the three months ended September 30, 1998, the Company reported a net loss of $6,700,999 versus a net loss of $2,671,102 for the three months ended September 30, 1997.


Comparison of Results of Operations-27-
of 18,000 at January 1, 1997 to a customer base in excess of 35,000 at September 30, 1998. Growth in revenue has been affected by increasing competition in the long distance telecommunications marketplace and the Company's need to shift to products with less gross margin to enable it to compete. The growth in the Company's customer base and acquisitions have accounted for most of the growth in periodic revenues. Revenues were also affected by the acquisitions of Consortium 2000 and Pacific Cellular during the second half of 1997, which accounted for combined revenues of $5,169,227 in the first nine months of 1998. Revenues were also affected by the acquisition of Arcada Communications at the end of the second quarter of 1998, which had revenues of $3,116,425 in the third quarter of 1998. It is expected that future revenues will continue to be affected by these acquisitions.

Cost of services sold for the nine months ended September 30, 1998 was $19,264,880 as compared to $14,147,561 for the nine months ended September 30, 1997. The increase in cost of services sold, similar to the increase between periods in revenue, was the result of the expansion in the Company's customer base and recent acquisitions. Cost of services sold for the quarter ended September 30, 1998 includes a provision made at that date for additional reserves of $1,118,851 relating to certain credits with WorldCom, the Company's primary carrier, that had previously been recorded and have been disallowed by the carrier. The credit disputes are ongoing; however, management believes that the likelihood of receiving some of the credits is less than previously estimated. Cost of services sold for the nine months ended September 30, 1998 (excluding the aforementioned reserve addition) was 74.0% of the revenues produced in the nine months ended September 30, 1998. Cost of services sold for the nine months ended September 30, 1997 was 78.2% of the revenues produced in that period of 1997. This decrease in the cost of services sold, as a percentage of revenues, reflects the increasing contribution of the business of Pacific Cellular, which has a higher gross margin, and higher margin switched based traffic of Arcada. The Company's gross margin continues to be impacted by competition in the long distance telecommunications marketplace. Consequently, the Company's products are priced to reflect these competitive pressures.

General and administrative expenses for the nine months ended September 30, 1998 were $10,357,576 as compared to $5,292,431 for the nine months ended

September 30, 1997. General and administrative expenses for the three month period ended September 30, 1998 included an addition to the allowances for bad debts in the amount of $1,975,385 and an addition to the reserve for severance and restructuring in the amount of $600,000 resulting from management's review of operations and the plans for restructuring of the Company. The increase in general and administrative expenses reflects the addition of Consortium 2000 and Pacific Cellular, which were acquired in July 1997 and the addition of Arcada Communications at the end of the second quarter of 1998.

Selling expenses for the nine months ended September 30, 1998 were $1,206,484 as compared to $1,397,641 for the nine months ended September 30, 1997. The decrease is attributable to the elimination of certain selling expenses in 1998 as a result of the consolidation of Consortium 2000 with the Company, which eliminated costs were partially offset by selling cost incurred by Arcada Communications.

Depreciation and amortization for the nine months ended September 30, 1998 was $790,807 as compared to $337,355 for the nine months ended September 30, 1997. Depreciation for the nine months ended September 30, 1998 was $435,810 as compared to $277,634 for the nine months ended September 30, 1997. The increase in depreciation was the result of the Company's increasing investments in telephone switching equipment and facilities and increased investment in the computer hardware and software that supports the operations of the telephone equipment and related billing activities. The Company's investment in these fixed assets increased from approximately $2,717,000 at January 1, 1997 to approximately $3,742,000 at September 30, 1998, excluding the acquisition of Arcada.

During the nine months ended September 30, 1998, the Company reported a loss from operations of $7,107,899 (which amount includes the reserves for credit disputes, additional allowance for bad debts and reserves for severance and restructuring) versus a loss from operations of $3,073,153 for the nine months ended September 30, 1997.

Interest expense for the nine months ended September 30, 1998, was $1,803,736 (including amortization of loan fees in the amount of $617,007) as compared to $428,232 (including amortization of loan fees in the amount of $59,291) for the nine months ended September 30, 1997. In December, 1995, the Company obtained a senior credit facility (the "Credit Facility") from a finance company in the amount of up to $5,000,000. This Credit Facility bore interest at the Bank of America Reference Rate plus 2% per annum, with a minimum of $15,000 interest expense per month. Interest expense charged on that Credit Facility for the first six months of 1998 was $560,933 including amortization of related loan fees over thirty six months, the period of that credit facility. On June 30, 1998 this Credit Facility was replaced by the Loan and Security Agreement with Goldman Sachs Credit Partners L.P. and Coast Business Credit. Interest expense charged on the Loan and Security Agreement for the three months ended September 30, 1998 was $539,098 excluding amortization of related loan fees over sixty months, the period of the credit agreement.

Interest income for the nine months ended September 30, 1998 was $21,605 principally from the Company's accrual of interest on related party loans, as compared to $26,305 for the nine months ended September 30, 1997, when interest income also included earnings from certain certificates of deposit.

During the nine months ended September 30, 1998, the Company reported a net loss of $8,890,029 versus a net loss of $3,475,080 for the nine months ended September 30, 1997.

Liquidity and Capital Resources

UStel's working capital deficit at September 30, 1998 was $22,431,339. During the nine months ended September 30, 1998 UStel's operating activities used cash flow of $3,069,070.

The Company is in violation of financial loan covenants including minimum net revenues, minimum gross profit, minimum EBITDA, minimum tangible net worth, minimum debt service coverage ratio, minimum availability and certain other loan covenants as of September 30, 1998, under the Loan Agreement. On November 16, 1998 the Company entered into a Term Sheet with Coast Business Credit and Goldman Sachs Credit Partners L.P. The Term Sheet, which contemplates, among other things, amending certain financial covenants set forth in the Loan and Security Agreement, securing a waiver from the lenders for all events of default currently existing under the Loan and Security Agreement, receiving funding in excess of that provided for under the terms set forth in the Loan and Security Agreement and establishing certain other terms and conditions associated with the operations of the Company and the relationship between the Company, Coast Business Credit and Goldman Sachs Credit Partners L.P. This Term Sheet is attached to this Form 10-QSB as
Exhibit 10.74.

The Company is in violation of certain covenants under the Loan and Security Agreement. Accordingly, the amounts outstanding under the Loan and Security Agreement have been reclassified as a current liability.

The Company is required under the terms of the carrier agreements to provide Letters of Credit to certain wireless carriers. These Letters of Credit total approximately $250,000 and have not yet been provided which is a violation of these carrier agreements.

At September 30, 1998, UStel's consolidated accounts receivable, net of allowance for doubtful accounts, were $8,614,872.

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

In December, 1995, UStel obtained a Credit Facility in the amount of up to $5,000,000 with an asset-based lender. Amounts drawn under the Credit Facility accrue interest at a variable rate equal to the Bank of America Reference Rate plus 2% per annum. The Credit Facility is secured by accounts receivable and all of the Company's other assets. Except for a 12-month note issued to the Bank for $250,000, this Credit Facility was paid in full at September 30, 1998 with proceeds from the new Loan Agreement discussed more fully in Note 6 of Notes to Condensed Consolidated Financial Statements.

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

In the fall of 1997, UStel retained Sutro & Co. to raise up to $15,000,000 in order to finance the $5,000,000 cash portion of the Merger consideration, expand UStel's switch network and provide working capital. That effort resulted in the Company entering into the Loan and Security Agreement executed in June 1998, which provides up to $35,000,000 of financing from Coast Business Credit and Goldman Sachs Credit Partners L.P., as more fully discussed in Note 6 of Notes to Condensed Consolidated Financial Statements.

On October 15, 1997, UStel executed a promissory note in favor of WorldCom Network Services, Inc., its primary long distance carrier, in the amount of $1,561,532 which represented all past due amounts under the Company's transmission service contract. The note bears interest at the rate of 16% per annum through December 31, 1997 and 18% thereafter and is secured by a second lien on all of UStel's assets. The Company repaid this obligation from the proceeds of the Loan and Security Agreement entered into in June 1998.

Management's Plan

The Company has suffered recurring losses from operations and had a net loss of $4,869,814 and $8,890,029 for the year ended December 31, 1997 and the nine months ended September 30, 1998, respectively. Also, as of December 31, 1997 and September 30, 1998 the Company had a working capital deficit of $569,822 and $22,431,339, respectively. The Company's financial condition raised substantial doubt about the Company's ability at December 31, 1997 to continue as a going concern. The audited financial statements at December 31, 1997 led the Company's independent auditors, BDO Seidman LLP, to include in their opinion a "Going Concern" paragraph. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The merger between the Company and S. V. V. Sales Corp. (Arcada) (see Note 6) has not produced the expected synergies contemplated by the merger. The Company has disclosed that it had not met its profitability goals for the third quarter of 1998 due to the sluggish pace of integrating Arcada operations. Accordingly, the Company has launched a major re-structuring aimed at improving its declining financial condition and accelerating the integration of all operations. In this regard, the Company hired Starshak & Associates, Inc., in July 1998 to assist the Company with certain financial and accounting operations and the integration of accounting systems, coordinate compliance matters with respect to the Loan and Security Agreement and integrate the Company's operations and management objectives. Additionally, in September 1998 the Company hired Cornwell Consulting Services, Inc. (Cornwell) to analyze and evaluate all of the operational, management, financial and strategic issues facing the Company. Cornwell completed its analysis and evaluation in October 1998 and the Company has begun implementing the initiatives recommended by Cornwell. These initiatives include (I) recruiting and hiring a Chief Executive Officer, Chief Financial Officer/Controller and Vice President, Sales and Marketing, (ii) recruiting additional board members with telecommunications expertise, (iii) closing the Las Vegas and Culver City offices and realizing a corresponding reduction in operational costs and employees, (iv) eliminating duplicative overhead and integrating operations with respect to various billing and accounting, customer service and credit and collections functions, (v) developing a sales and marketing strategy designed to create greater brand identity, competitive product offerings with higher volume sales and more attractive gross margins,
(vi) hiring an investment banking firm to assist the Company with analyzing and implementing the Company's strategic growth plan and (vii) consolidating all operations in the Company's headquarters located in Seattle WA. Further, the Company's restructuring is designed to reduce the number of switches required for transferring switchless customers to a "switch" platform, further negotiate its carrier contracts to achieve more competitive pricing terms and restructure the duties and responsibilities of certain management personnel and otherwise continue to reduce its work force. In addition, the Board of Directors has formed an independent committee of the Board which has hired its own counsel and retained forensic auditors to carefully review the Company's acquisition of Arcada.

A portion of the Company's review and restructuring has resulted in additions to its allowance for bad debts on trade accounts receivable, recognition of additional expense for disputed credits with its source for long distance traffic and additions to its reserves for charges relating to reduction in work force and consolidation in its operations. These additional reserves are more fully discussed in Note 17 of Notes to Condensed Consolidated Financial Statements.

Because of the extended management review of operations and sales and marketing and continuing pressures on cash flows and expenditures, management believes that fourth quarter 1998 revenues will be flat or declining.

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

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit Number                   Exhibits
2            Merger Agreement and Plan of Reorganization
             by and among UStel, Inc., Arcada
             Acquisition Corp., and S.V.V. Sales, Inc.,
             d.b.a., Arcada Communications dated
             September 25, 1997.  See Appendix A of Proxy
             Statement/Prospectus (8).

2(a) Amendment No. 2 to Agreement for Merger, dated as of June 25, 1998, by and among UStel, Inc., Arcada Acquisition Corp.
             and S.V.V. Sales, Inc., d.b.a. Arcada
             Communications (6).

2.2 Merger Agreement and Plan of Reorganization by and among UStel, Inc. and Consortium 2000, Inc., dated August 14, 1996 (5).

2.3          Asset Purchase and Sale Agreement between
             UStel, Inc. and Pacific
             Communications, Inc., dated July 23, 1997.

3.1          Articles of Incorporation of UStel, Inc.(2).

3.1-a        Statement of Designations, Preferences and
             Rights of Series A Convertible Preferred
             Stock(3).

3.1-b Form of Amendment to Statement of Designation of Preferences and Rights of
             Series A Convertible Preferred Stock (1).

3.2          Bylaws of UStel(2).

4.1 Form of Certificate evidencing shares of Common Stock of UStel(2).

4.1-a        Form Warrant Agreement between UStel and
             American Transfer & Trust, Inc (1).

4.2          Form of 12% Convertible Subordinated Debenture(2).

4.3          Form of Representative's Warrant by and
             between UStel and Barber & Bronson
             Incorporated (1).

4.4          Form of Warrant Certificate (1).

4.5          Form of 14.75% Convertible Subordinated
             Debentures dated June 25, 1988 (6).

4.6          Form of Amended & Restated Statement of
             Designations, Preferences and Rights
             of Series B Convertible Preferred Stock(6).

10.1         Federal Communications Commission Order,
             Authorization and Certificate dated
             October 20, 1992(2).

10.2         Registration Rights Agreement dated August
             14, 1996 between UStel, Inc. and
             Noam Schwartz, David Schwartz, the RGB 1993
             Family Trust and the TAD 1993
             Family Trust (5).

10.3 Carrier Switched Services Agreement between the Company and WilTel, Inc. dated
             March 10, 1993(2).

10.3.1       Collocate Agreement with WilTel, Inc.,
             January 9, 1995(4).

10.12        Leases for 3400 square feet in Las Vegas,
             Rainbow Interim Partners, June 19,
             1995(4).

10.20        1993 Stock Option Plan(2).

10.21        Form of 1993 Option Agreement(2).

10.21-a      Amendment to Stock Option Plan(8).

10.22        Stock Option Agreement between UStel, Inc.
             and Frank Bonadio dated June 25,
             1998 (9).

10.23        Stock Option Agreement between UStel, Inc.
             and David Otto dated June 25, 1998
             (9).

10.24        Employment Agreement with Abe Sher, January
             4, 1996 (1).

10.24-a      Modification to Employment Agreement with Abe
             Sher (1).

10.26        Coast Business Credit Agreement, December 21, 1995(4).

10.33        Robert L. Diener Consulting Agreements dated
             November 1, 1995, August 15,
             1995(4).

10.39        Telecommunication Services Agreement, WilTel,
             Inc., July 25, 1994, Confidential
             Redacted Version(4).

10.40        Registration Rights Agreement dated August
             14, 1996 between UStel, Inc. and
             Consortium 2000 Shareholders (exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on August 27, 1996)(5).

10.43 Promissory Note, and ancillary agreement, by and between the Registrant and
             Kamel B. Nacif, February 29, 1996 (1).

10.45        Form of Employment and Non-Disclosure
             Agreement by and between the Registrant
             and Danny Knoller, September 1, 1996 (1).

10.47 Indemnification Agreement by and between the Registrant and Noam Schwartz,
             August 2, 1996 (1).

10.49        Amendment Number One to Loan and Security
             Agreement, Secured Promissory
             Note and Amended and Restated Secured
             Promissory Note by and between UStel,
             Inc. and Coast Business Credit, September,
             1996 (1).

10.52        Sales Agency Agreement by and between
             Consortium 2000, Inc., and WorldCom,
             Inc., d/b/a/ LDDS WorldCom, June 1, 1995
             Confidential Redacted Version (1).

10.53 Hertz Technologies, Inc., Marketing Agreement and Amendments No. 1 and 2 thereto, by and between Consortium 2000, Inc., and Hertz Technologies, Inc., July
             7, 1995 Confidential Redacted Version (1).

10.54        Distributor Program Agreement and Amendment
             No. 1 and 2 thereto, by and
             between Consortium 2000, Inc., and LCI
             International Telecom Corp., November
             3, 1994, January 31, 1996 and March 26, 1996,
             respectively, Confidential Redacted
             Versions (1).

10.55        Marketing Services Agreement by and between
             Consortium 2000, Inc., and New
             Enterprise Wholesale Telephone Services,
             Limited Partnership, August 15, 1994
             Confidential Redacted Version (1).

10.56        Consortium 2000 and Call Points, Inc.,
             Agreement by and between Consortium
             2000 and Call Points, Inc., September 7, 1995
             Confidential Redacted Version (1).

10.60        (a) Letter Agreement by and between UStel,
a, b, c, d   Inc. and Jeflor, Inc., June 10, 1996;
             (b) Subordinated Convertible Debenture, June
             19, 1996;
             copyright Warrant, June 21, 1996; and
             (d) Guaranty of Loan by Noam Schwartz, Ronnie
             Schwartz and Haskel Iny, June
             17, 1996 (1).

10.61        Employment and Non-Disclosure Agreement
             between the Company and  Robert
             L.B. Diener, effective as of August 15, 1996 (1).

10.62        Employment and Non-Disclosure Agreement
             between the Company and Jerry
             Dackerman, effective as of August 15, 1996 (1).

10.63        Employment and Non-Disclosure Agreement
             between the Company and Wouter van
             Biene, effective as of August 15, 1996 (1).

10.64        Form of Indemnification Agreement between the
             Company and Robert L.B. Diener,
             effective as of August 15, 1996 (1).

10.65        Form Indemnification Agreement between the
             Company and Jerry Dackerman,
             effective as of August 15, 1996 (1).

10.66        Form of Indemnification Agreement between the
             Company and Wouter van Biene,
             effective as of August 15, 1996 (1).

10.67        Form of Financial Consulting Agreement
             between the Company and B.C. Capital
             Corporation (1).

10.68        Employment Agreement between UStel, Inc. and
             Frank Bonadio, June 25, 1998 (9).

10.69 Loan and Security Agreement entered into as of June 25, 1998, between and among Coast Business Credit, a division of Southern
             Pacific Bank, and Goldman Sachs
             Credit Partners LP, on one hand and on the other hand UStel, Inc. and Arcada
             Communications, Inc. (7).

10.70 Warrant to purchase 11,785,715 shares of UStel, Inc. Common Stock in favor of
             Goldman Sachs & Co. dated as of June 25, 1998(7).

10.71 Warrant to purchase 714,285 shares of UStel, Inc. Common Stock in favor Coast
             Business Credit, a division of Southern
             Pacific Bank, dated as of June 25, 1998 (7).

10.72 Warrant to purchase 619,228 shares of UStel, Inc. Common Stock in favor Sutro &
             Co. Incorporated, dated as of June 25, 1998 (7).

10.73        Side Letter Agreement dated as of June 25,
             1998, by and between Coast Business
             Credit, a division of Southern Pacific Bank and UStel, Inc. and Arcada
             Communications, Inc.(7)

                          10.74              Term Sheet With Respect
To Possible Agreement Between Coast Business Credit
                                                    And Goldman Sachs Credit
Partners L.P. and   UStel, Inc. /Arcada
                                                     Communications, Inc. In
Connections With That Loan and Security Agreement
                                                     Dated June 25, 1998


     (1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, Amendments 1
          through 3, declared effective February 14, 1997, File No. 333-12981 and incorporated by reference.

     (2) Incorporated by reference to the Company's Registration Statement and Amendments No. 1
          through No. 2 on Form SB-2 (Registration No. 33-75210-LA) declared effective June 21, 1994.

     (3) Incorporated by reference to the Company's 10-KSB for the year ended December 31, 1994
          Commission file 0-24098;

     (4) Incorporated by reference to the Company's Amendment No. 1 to 10-KSB for the year ended
          December 31, 1995 filed with the SEC on August 27, 1996 Commission file 0-24098.

     (5) Incorporated by reference to the Company's report on Form 8-K, filed with the SEC on August 27,
          1996

     (6) Incorporated by reference to the Company's report on Form 8KA, dated June 25, 1998

     (7) Incorporated by reference to the Company's report on Form 8K, dated June 25, 1998.

     (8) Incorporated by reference to the Company's registration Form S-4, dated October 25, 1997,
          Commission file no. 33-38831

     (9) Incorporated by reference to the Company's report on Form 10-QSB for the quarter ended June
          30, 1998, filed August 14, 1998.









 .

                                     SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                          UStel, INC.

Date November 19, 1998                   By:_/s/_David Otto_______________

                                                David Otto
                                                General Counsel and Secretary

Date November 19, 1998                   By:_/s/_David Otto_______________

                                                David Otto
                                                Chief Financial Officer

EXHIBIT 10.74

TERM SHEET

WITH RESPECT TO POSSIBLE AGREEMENT BETWEEN

COAST BUSINESS CREDIT, A DIVISION OF SOUTHERN PACIFIC BANK ("COAST") GOLDMAN SACHS CREDIT PARTNERS L.P. ("GOLDMAN")

AND

USTEL, INC. ("USTEL")
ARCADA COMMUNICATIONS, INC.("ARCADA")

IN CONNECTION WITH THAT LOAN AND SECURITY AGREEMENT
DATED JUNE25, 1998
DATED AS OF NOVEMBER___, 1998

THIS TERM SHEET HAS BEEN PREPARED SOLELY FOR THE PURPOSE OF FACILITATING DISCUSSIONS BETWEEN COAST AND GOLDMAN (COLLECTIVELY "LENDERS"), ON THE ONE HAND, AND USTEL AND ARCADA (COLLECTIVELY "BORROWERS"), ON THE OTHER HAND, IN CONNECTION WITH A POSSIBLE AMENDMENT AND WAIVER AGREEMENT BETWEEN LENDERS AND BORROWERS RELATING TO THE OUTSTANDING DEFAULTS BY BORROWERS UNDER THAT CERTAIN LOAN AND SECURITY AGREEMENT ENTERED INTO ON OR ABOUT JUNE25, 1998, BETWEEN LENDERS AND BORROWERS (THE "LOAN AGREEMENT").

THIS TERM SHEET IS NOT INTENDED AS, AND SHALL NOT BE DEEMED: (1)A COMMITMENT BY LENDERS TO ANY AMENDMENT AND WAIVER AGREEMENT RELATING TO DEFAULTS OUTSTANDING UNDER THE LOAN AGREEMENT; (2)A COMPLETE LISTING OF THE PROVISIONS THAT MAY BE NECESSARY OR DESIRABLE IN CONNECTION WITH SUCH POTENTIAL AMENDMENT AND WAIVER AGREEMENT; OR (3)A WAIVER, FORBEARANCE UPON, OR ALTERATION OF ANY RIGHTS OR REMEDIES NOW OR HEREAFTER EXISTING IN FAVOR OF LENDERS.

ANY INITIALLY CAPITALIZED TERMS USED HEREIN AND NOT SEPARATELY DEFINED SHALL HAVE THE MEANINGS SET FORTH IN THE LOAN AGREEMENT.

CLOSING: The execution and delivery of the definitive documentation representing the matters set forth in this Term Sheet must occur no later than November20, 1998 (the "Closing Date").

EVENTS OF DEFAULT: Borrowers acknowledge that numerous unwaived Events of Default have occurred and are continuing under the Loan Agreement. Borrowers further acknowledge that Lenders have not, and by virtue of their delivery of this Term Sheet, do not, waive such Events of Default.

WAIVER OF EVENTS OF DEFAULT: As of the Closing Date, Lenders would waive any and all Events of Default under the Loan Agreement as to which Lenders and Borrowers have knowledge, which Events of Default would be set forth on a schedule to the amended Loan Agreement.

ADDITIONAL FUNDING: Lenders would amend section 2.1 of the Loan Agreement to eliminate the Borrowing Base and to provide that the Maximum Revolving
Amount would be equal to the sum of the following (the "New Maximum Revolving
Amount"):    (I)    the outstanding balance of the Obligations as of October 31,
1998; plus    (ii)  the amount of $2,750,000, which amount would be
advanced to Borrowers on a weekly basis in accordance with a budget (the

TERM SHEET (Continued)

"Budget") of Borrowers that is acceptable to Lenders, a copy of which would be
attached to the amended Loan Agreement; plus    (iii)  the amount needed to
fund Lenders' guaranty of Borrower's obligations under that certain note payable to WorldCom Network Services, Inc. ("WorldCom") in the principal amount of $818,356.21 ("WorldCom Note") described in that certain term sheet between and among WorldCom, Borrower, and Coast ("WorldCom Settlement Term Sheet"); provided, however, that the amount needed to guaranty the WorldCom Note would be reduced as and when Borrowers satisfied their obligations under
the WorldCom Note; plus (iv)the Amendment Fee; plus   (v)   the Guaranty Fee.

WORLDCOM: In accordance with the WorldCom Settlement Term Sheet, Lenders would guaranty Borrowers' obligations under the WorldCom Note and the traffic payables owed to WorldCom for the months of September, October, and November of 1998 ("Traffic Payables"). [Lenders' guaranties of the WorldCom Note and the Traffic Payables is referred to as the "Guaranteed Amount."] In order to induce Lenders to issue such guaranties, Borrowers would agree to pay from funds made available to Borrower under the New Maximum Revolving Amount, the obligations of Borrowers under the WorldCom Settlement Term Sheet, including, without limitation, the initial $400,000 payment to WorldCom, the WorldCom Note, and the Traffic Payables.

RETENTION OF INVESTMENT BANKER:    Borrowers immediately would retain an
investment banker reasonably acceptable to Lenders to evaluate and to assist Borrowers in pursuing all financial options available to them, whether in the form of an infusion of equity, a merger and/or sale of Borrowers' businesses ("Strategic Alternatives") on terms reasonably acceptable to Lenders. Such investment banking firm would, at the time of its engagement, provide Lenders with a written summary of the Strategic Alternatives being considered by such investment banking firm, the steps to be taken in evaluating such Strategic Alternatives, including relevant milestones, and the target dates of such milestones. Such investment banking firm would provide to Lenders on a weekly basis reports on the investment banking firm's progress in evaluating such Strategic Alternatives. Borrowers and their investment bankers would be required to (a)deliver to Lenders a time-line for marketing the Borrowers' businesses and meeting with potential investors in connection with pursuing the Strategic Alternatives, in form and substance satisfactory to Lenders, developed by Borrowers' investment bankers by no later than November 24, 1998;
(b)deliver to Lenders marketing materials, such as an offering memorandum or reasonably equivalent document which details the Borrowers' businesses and the Strategic Alternatives, in form and substance satisfactory to Lenders, by no later than December 1, 1998; copyright enter into a letter of intent by no later than
February 1, 1999, to effect an infusion of equity, a merger and/or sale of Borrowers' businesses on terms and conditions satisfactory to Lenders that would result in payment in full in cash of all Obligations due Lenders; and
(d) use Borrowers' best efforts to consummate such infusion of equity, merger or sale by no later than April 1, 1999.

SALE OF NONCORE BUSINESSES:   Immediately  after the Closing Date, Borrowers
would be required to take all steps necessary to sell their wireless operations, including, without limitation, those operations conducted through the entity known as Pacific Cellular. Borrowers would be required to enter into a definitive purchase and sale agreement for Pacific Cellular by no later than December 18, 1998, for an amount that is equal to or exceeds $2,000,000, and would be required to use best efforts to consummate such sale

TERM SHEET (Continued)

by no later than January 18, 1999. All proceeds from such sales of Borrowers' wireless operations would be deposited into the Agent Account, where such proceeds would be applied to reduce the Obligations and the New Maximum Revolving Amount.

RESTRUCTURE OF WORLDCOM PAYABLE:   Borrowers and WorldCom would have entered
into a definitive settlement agreement in accordance with the WorldCom Settlement Term Sheet.

RESTRUCTURE OF BONDHOLDERS DEBT:   By no later than December 30, 1998, UStel
would be required to restructure its obligations to each of its holders of its 12% Convertible Subordinated Debentures (due December 31, 1998) which were issued on or about January 28, 1994 ("12% Debentures"), and to each of its holders of its 14.75% Convertible Subordinated Debentures, which were issued on or about June 25, 1998 ("14.75% Debentures"), on terms and conditions acceptable to Lenders ("Restructure Agreements").

RESTRUCTURE OF OTHER PAYABLES:     By no later than November 30, 1998,
Borrowers would be required to exercise their best efforts to negotiate favorable payment terms for their past-due payables (other than those to WorldCom and the holders of the 12% Debentures and 14.75% Debentures), including, without limitation, those owed to carriers, trade creditors, and any other notes payable by UStel and/or Arcada (including, without limitation, that certain Promissory Note dated July 1, 1998, payable to Keith Leppaluoto in the original principal amount of $520,388.40).

CORNWELL RECOMMENDATIONS The Board of Directors of Borrowers would be required to give due consideration to the recommendations of their advisors, including, without limitation, the recommendations of the Cornwell consulting team delivered at the board meeting that took place on October23, 1998, and, after such due consideration, take appropriate action in furtherance of such recommendations.

INTERIM MANAGEMENT: On or before the Closing Date, Borrowers would be required to appoint from amongst their existing officers and advisors a crisis management team, or such other crisis management team as Borrowers may select, either of which must be reasonably acceptable to Lenders, that would be committed to remain with Borrowers through the time period necessary to guide Borrowers through a restructuring or sale of Borrowers' businesses.

EMPLOYMENT OF CONTROLLER:     As soon as would be practicable, but in no event
later than 30days after the Closing Date, Borrowers would be required either to employ a controller or to engage the services of a nationally recognized accounting firm with the appropriate staff to discharge the duties of such controller, either of whom would be required to be reasonably acceptable to Lenders.

BOARD OF DIRECTORS: By no later than December 15, 1998, UStel would be required to add 1 additional independent member to its board of directors.

INTEREST: Lenders would amend section 2.9 of the Loan Agreement to provide that all Obligations shall bear interest at a per annum rate equal to 4.0 percentage points above the Base Rate.


TERM SHEET (Continued)

AMENDMENT FEE: An amendment, waiver and additional funding fee of $200,000 ("Amendment Fee") would be earned by Lenders on the Closing Date (such fee would be added to the principal amount of the Obligations).

GUARANTY FEE: A one-time guaranty fee of $150,000 ("Guaranty Fee") would be earned by Lenders on the Closing Date (such fee would be added to the principal amount of the Obligations).

USAGE FEES:    Lenders would amend section 2.9(b) of the Loan Agreement to provide for a guaranty usage fee equal to 2.5% per annum times the Guaranteed Amount.

REPRICING WARRANTS: That certain Warrant UStel issued in favor of Coast as of June 25, 1998, would be rescinded. That certain Warrant UStel issued in favor of Goldman as of June 25, 1998, would be amended to reduce the exercise price from $1.00 to $0.21 for 7,891,106 shares and to cancel the right to subscribe for and to purchase the shares offered at the prices of $1.50, $3.00, and $5.00, respectively.

ADDITIONAL WARRANTS:     UStel would issue to Lenders (on a ratable basis)
5-year
warrants to acquire 1,953,988 additional shares of Common Stock of UStel for $0.01 per share.

RESET FINANCIAL COVENANTS:    Lenders would agree to modify the financial
covenants in section 7.21 of the Loan Agreement to a level that, in Lenders' judgment, would protect Lenders against the risk of further deterioration in the financial stability of Borrowers' businesses.

MATURITY: Section 3.4 of the Loan Agreement would be amended to provide that the term of the Loan Agreement shall expire, and all Obligations under the Loan Agreement shall be due and payable, on February1, 1999 ("Maturity Date"); provided, however, if UStel has failed to enter into definitive restructuring agreements with the holders of UStel's 12% Debentures and 14.75% Debentures by no later than December 30, 1998, the Maturity Date shall be December 30, 1998; and, provided, further, if Borrowers have entered into by no later than February 1, 1999, a letter of intent to sell their businesses on terms and conditions satisfactory to Lenders that would result in payment in full in cash of all Obligations due Lenders, Lenders shall extend the Maturity Date to March 1, 1999.

SALES OF COLLATERAL:     The proceeds from the sale of any and all Collateral
would be deposited into the Agent Account.

CIVIL ACTIONS: Borrowers would be required to investigate and disclose to Lenders any and all actual and potential actions for damages that Borrowers hold against third parties, and Borrowers would be required to execute and deliver to Lenders any additional documents necessary to reaffirm or confirm Lenders' first priority lien upon any and all such actions.

RELEASE: Borrowers each would grant Lenders a general release. Lenders would grant the members of the board of directors a limited release of claims arising from the exercise of the so-called Business Judgment Rule, as that rule has been interpreted under the laws of the state of Delaware.

TERM SHEET (Continued)

BANKRUPTCY COVENANTS:    Borrowers would agree to the following covenants [e.g.
restrictions on access to bankruptcy relief, appointment of independent directors, waiver of the automatic stay, designation of venue for commencement of bankruptcy proceeding, change in control provisions, agreement to 363 sale free and clear of liens, etc.]

IN WITNESS WHEREOF, and in order to advise Goldman and Coast to proceed on the basis outlined above, the undersigned have caused this Term Sheet to be executed and delivered as of the date first above written.

USTEL, INC.,
A Minnesota corporation
By:
Title:
ARCADA COMMUNICATIONS, INC.,
A Washington corporation
By:
Title:
COAST BUSINESS CREDIT, a division of Southern Pacific Bank, a California corporation
By:
Title:
GOLDMAN SACHS CREDIT PARTNERS L.P., a Bermuda limited partnership
By:
Title: